Form 10QSB
period 2008-07-31
Mobiform Software Inc
filed 2008-09-22
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: July 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-1341878

 MOBIFORM SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3399360
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

1255 N Vantage Pt. Dr., Suite A
Crystal River, Florida	34429
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 757-766-6100
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company	☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	☐	Yes	☑	No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of the issuer’s common equity outstanding as of July 31, 2008 was approximately 23,652,125 shares of common stock, par value $.0001.

Transitional Small Business Disclosure Format (Check one):	☐	Yes	☑	No

MOBIFORM SOFTWARE, INC..

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets at October 31, 2007 and July 31, 2008 (unaudited)	3

	Consolidated Statements of Operations for the Three-month and Nine-month Periods ended July 31, 2008 and 2007 (unaudited)	4-5

	Consolidated Statements of Cash Flows for the nine months ended July 31, 2008 and 2007 (unaudited)	6-7

	Notes to Consolidated Financial Statements	8-25

Item 2.	Management’s Discussion and Analysis or Plan of Operation	26

Item 3.	Controls and Procedures	34

PART II.	OTHER INFORMATION	35

Item 6.	Exhibits	35

	Signatures	36

PART I. FINANCIAL INFORMATION

MOBIFORM SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	July 31	October 31,
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$266,751	$187,383
Certificate of Deposit	778,007	2,032,890
Accounts Receivable	12,180	—
Prepaid Expenses	32,499	112,697
Total Current Assets	1,089,437	2,332,970

Property and Equipment - Net	181,007	192,129

Other Assets
Deferred Financing Costs	—	5,258
Security Deposits	3,650	4,650
	3,650	9,908

Total Assets	$1,274,094	$2,535,007

Liabilities and Stockholders’ Equity
Current Liabilities
Convertible Notes Payable	$75,000	$166,467
Accounts Payable and Accrued Liabilities	50,317	83,644
Common Share Liability	400,000	333,333
Deferred Revenue	8,333	5,833
Total Current Liabilities	533,650	589,277

Stockholders’ Equity
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares Authorized and Unissued	—	—
Common Stock, $0.0001 Par Value; 45,000,000 Shares Authorized, Shares Issued and Outstanding, 23,652,125 at July 31, 2008 and October 31, 2007	2,365	2,365
Additional Paid in Capital	6,501,974	5,983,571
Accumulated Deficit	(5,763,895)	(4,040,206)
Total Stockholders’ Equity	740,444	1,945,730

Total Liabilities and Stockholders’ Equity	$1,274,094	$2,535,007

See accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	July 31		July 31,
	2008	2007	2008	2007

Revenue	$13,314	$28,260	$39,030	$48,743

Operating Expenses
Payroll Expenses	195,579	138,117	557,723	347,997
Compensation – Share Based	121,555	340,884	518,403	629,724
Consulting Fees – Share Based	—	344,445	66,667	418,889
Professional Fees	66,561	10,066	283,907	49,886
Advertising	80,501	25,773	214,066	30,021
Depreciation and Amortization	6,146	2,167	18,201	5,827
Consulting Fees	14,432	9,999	32,845	30,704
Office	4,711	11,047	16,756	23,032
Rent	12,955	14,461	37,736	19,535
Telephone and Communication	2,285	1,763	9,644	3,599
Travel and Conferences	1,746	8,321	12,639	10,969
Auto	510	3,640	1,557	8,866
Other	2,918	1,039	16,273	5,234
Total Operating Expenses	509,899	911,722	1,786,417	1,584,283

Operating Loss – Forward	(496,585)	(883,462)	(1,747,387)	(1,535,540)

Other Income (Expenses)
Interest Income	8,441	8,038	45,117	8,038
Interest Expense	(1,512)	(8,450)	(7,627)	(24,707)
Amortization – Debt Discount	—	(81,479)	(8,534)	(136,389)
Amortization – Deferred Financing Costs	—	(18,964)	(5,258)	(42,075)
Gain (Loss) from Foreign Currency Remeasurement	—	(2,690)	—	3,826
Loss From Disposal of Assets	—	—	—	(17,013)
Total Other Income (Expenses) – Forward	6,929	(103,545)	23,698	(208,320)

See accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Operating Loss – Forwarded	$(496,585)	$(883,462)	$(1,747,387)	$(1,535,540)

Total Other Income (Expenses) – Forwarded	6,929	(103,545)	23,698	(208,320)

Loss Before Income Taxes	(489,656)	(987,007)	(1,723,689)	(1,743,860)

Income Tax (Benefit)	—	(11,187)	—	(11,187)

Net Loss	$(489,656)	$(975,820)	$(1,723,689)	$(1,732,673)

Net Loss Per Common Share – Basic and Diluted	$(0.02)	$(0.04)	$(0.07)	$(0.09)

Weighted-Average Common Shares Outstanding - Basic and Diluted	23,652,125	21,909,623	23,652,125	20,283,773

See accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	July 31,
	2008	2007

Operating Activities
Net Loss	$(1,723,689)	$(1,732,673)
Adjustments to Reconcile Net Loss to Net Cash Used for Operating Activities:
Depreciation and Amortization	18,201	5,827
Compensation – Share Based Liability	66,667	388,889
Compensation – Share Based	518,403	629,724
Consulting Fees – Share Based	—	30,000
Amortization – Debt Discount	8,534	136,389
Amortization – Deferred Financing Costs	5,258	42,075
Loss from Disposal of Assets	—	17,013
Deferred Revenue	2,500	(7,500)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(12,180)	7,161
Government Incentive Receivable	—	170,699
Prepaid Expenses	80,198	(103,022)
Security Deposit	1,000	(4,650)
Increase (Decrease) in:
Customer Deposit	—	(60,230)
Accounts Payable and Accrued Liabilities	(33,326)	(30,119)
Net Cash Used for Operating Activities – Forward	(1,068,434)	(510,417)

Investing Activities
Purchase of Certificate of Deposit	—	(2,008,038)
Redemption of Certificate of Deposit	1,254,883	—
Acquisition of Property and Equipment	(7,081)	(26,434)
Net Cash Provided by (Used for ) Investing Activities - Forward	1,247,802	(2,034,472)

Financing Activities
Proceeds from Issuance of Convertible Debt	—	375,000
Payment of convertible debt	(100,000)	—
Proceeds from Sale of Common Stock in Private Placement	—	3,471,000
Offering Costs	—	(505,430)
Proceeds from Sale of Stock Option	—	10,000
Deferred Finance Costs	—	(50,000)
Payments of Related Party Debt	—	(140,000)
Net Cash(Used for) Provided by Financing Activities – Forward	(100,000)	3,160,570

See accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	July 31,
	2008	2007

Net Cash Used for Operating Activities – Forwarded	$(1,068,434)	$(510,417)

Net Cash Provided by (Used for) Investing Activities - Forwarded	1,247,802	(2,034,472)

Net Cash (Used for) Provided by Financing Activities – Forwarded	(100,000)	3,160,570

Change in Cash and Cash Equivalents	79,368	615,681

Cash and Cash Equivalents – Beginning of Periods	187,383	15,371

Cash and Cash Equivalents – End of Periods	$266,751	$631,052

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$10,163	$7,014
Income Taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt Discount Allocated to Warrants and Beneficial Conversion Feature	$—	$156,108
Deferred Finance Costs from Warrant Issuances	$—	$21,992

See accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(1)	Basis of Presentation

Mobiform Software, Inc, (“Mobiform US”), a Delaware corporation, was originally formed under the name Firefly Learning, Inc. in May 2001. In October, 2005, pursuant to an exchange agreement, we acquired all of the issued and outstanding shares of capital stock of Mobiform Software, Ltd. (“Mobiform Canada”), a Canadian corporation, in exchange for 14,299,593 shares of our common stock. See “Reorganization”

Mobiform US and Mobiform Canada (collectively “Mobiform”, the “Company”, “we” or “us”) are in the business of developing graphics authoring products that enable software developers and designers to visually build documents and have them automatically converted into XAML (Extensible Application Markup Language) the new language in recently released Microsoft Windows Vista. We license and maintain these software products throughout the United States, Canada, and Europe.

Unaudited Interim Statements - The accompanying unaudited interim consolidated financial statements as of July 31, 2008, and for the three and nine months ended July 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of July 31, 2008, and the consolidated results of operations and consolidated cash flows for the interim periods ended July 31, 2008 and 2007. The results of operations for the nine months ended July 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

(2)	Reorganization

The closing date of the exchange agreement was October 27, 2005. However, for accounting purposes the transaction is treated as being effective October 31, 2005. In connection with the agreement, Mobiform US issued 14,299,593 shares of common stock to the shareholders of Mobiform Canada in exchange for 100% of the outstanding shares of Mobiform Canada. As a result, Mobiform Canada became a 100% owned subsidiary of Mobiform US with the former shareholders of Mobiform Canada owning approximately 89% of the then outstanding shares of Mobiform US. For accounting purposes, the transaction is being recorded as a recapitalization with the shareholders of Mobiform Canada as the acquirers. The 14,299,593 shares of common stock issued in the transaction are shown as outstanding for all periods presented in the same manner as a stock split. The accompanying financial statements reflect the consolidated operations of the company from November 1, 2005.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(3)	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Mobiform Software, Inc. and its wholly-owned Canadian subsidiary, Mobiform Software, Ltd. All material intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - We consider all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Revenue Recognition - Our revenues are recognized in accordance with SOP 97-2, “Software Revenue Recognition” [“SOP 97-2”], as amended by SOP 98-4, “Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions.” Revenue from the sale of software licenses is recognized when standardized software modules are delivered to and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable. Revenue from software maintenance contracts and Application Service Provider (“ASP”) services are recognized ratably over the lives of the contracts. Revenue from professional services is recognized when the service is provided.

We enter into revenue arrangements in which a customer may purchase a combination of software, maintenance and support, and professional services (multiple-element arrangements). When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. For maintenance and support, VSOE of fair value is established by renewal rates, when they are sold separately. For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

Fair Value of Financial Statements - Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure about Fair Value of Financial Instruments,” require the disclosure of fair values for all financial statements, both on-and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets and liabilities as of July 31, 2008 and October 31, 2007 and 2006. We generally do not require collateral related to our financial instruments.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(3)	Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk - Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, certificates of deposit, and accounts receivable.

We maintain our cash and cash equivalents and certificates of deposit in accounts with a major financial institution in the United States in the form of demand deposits and certificates of deposit. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of July 31, 2008 and October 31, 2007, we had approximately $1,000,000 and $2,100,000, respectively, in deposits subjected to such risk. We have not experienced any losses on our deposits of cash, cash equivalents, and certificates of deposit.

Concentrations of credit risk with respect to trade accounts receivable are limited. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

Impairment of Long-Lived Assets - We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related assets or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made.

Stock Based Compensation - In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes Accounting Principles Board’s (“APB”) APB 25. Among other items, SFAS 123R eliminated the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We adopted SFAS 123R effective November 1, 2005. We currently utilize a standard option pricing model (the Black-Scholes-Merton Model) to measure the fair value of stock options granted to employees. Under the “modified prospective” method, which the Company has chosen to use, compensation cost is recognized in the financial statement beginning with the effective method date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required.

Advertising Expense - We expense advertising costs as incurred.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(3)	Summary of Significant Accounting Policies (Continued)

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization is recorded on the straight-line method over three to fifteen years, which approximates the estimated useful lives of the assets. Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation and amortization are eliminated from the respective accounts and any resulting gain or loss is reported in the statement of operations.

Income Taxes - We account for income taxes under the provisions of FASB Statement 109, “Accounting for Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At July 31, 2008 and October 31, 2007, the entire deferred tax asset, which arises primarily from the Company's net operating loss carry forwards, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

On November 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's consolidated financial position, results of operations or cash flows at October 31, 2007 and for the year then ended, as a result of implementing FIN 48. At the adoption date of November 1, 2007 and at July 31, 2008, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of November 1, 2007 and July 31, 2008, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

Foreign Currency - The functional currency for Mobiform Canada is the US dollar. All monetary assets and liabilities are translated at current exchange rates and the resulting adjustments are included in other income (expense). Income and expenses in foreign currency are translated at the exchange rate in effect at the transaction date. The current asset and current liability amounts contained in the balance sheet at October 31, 2007 were translated at $1.053 CD to $1.00 USD. There were no foreign current assets or current liability amounts at July 31, 2008. Long term assets, long term liabilities, and equity accounts were translated at their historical rates. The average translation rates applied to income statement accounts for the nine months ended July 31, 2007 were $0.9378 CD to $1.00 USD. There were no foreign income statement transactions during the nine months ended July 31, 2008.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(3)	Summary of Significant Accounting Policies (Continued)

Deferred Financing Costs - Amounts paid for costs associated with the sale of $400,000 in convertible notes aggregated $50,000 in 2007 and $3,247 in 2006. These costs are being amortized to interest expense over the life of the notes. The unamortized pro rata portion of the deferred costs is charged to operations upon the conversion of the notes or any portion thereof.

Earnings (Loss) Per Share - The Company has adopted Statement of Financial Accounting Standards No.128, 'Earnings Per Share', which modified the calculation of earnings per share ('EPS'). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion 15.

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The assumed exercise of common stock equivalents was not utilized in the three and nine months ended July 31, 2008 and 2007 since the effect would be anti-dilutive.

	Three months ended		Nine months ended
	July 31		July 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Basic	$(0.02)	$(0.04)	$(0.07)	$(0.09)

Diluted	$(0.02)	$(0.04)	$(0.07)	$(0.09)

Equity instruments that may dilute earnings per share in the future are listed in Notes 6, 7 and 10.

Research and Development Costs - Research and development costs are expensed as incurred. Amounts in connection with Canadian government assistance programs, such as investment tax credits for research and development costs, if any, will be applied against income tax expense, provided the Company is reasonably certain that the credits will be received. The investment tax credits for research and development costs must be examined and approved by the applicable Canadian tax authorities prior to payment of the cost reimbursement. It is possible that the amounts granted will differ from the amounts received. There were no research and development costs in 2008 and 2007.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(4)	Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items by which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". The Company does not expect the adoption of SFAS No. 159 to have a material effect on its financial statements

In June 2006, the Emerging Issues Task Force (“EITF”) ratified EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. (That is, Gross Versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of taxes. EITF 06-3 did not impact the method for recording these sales taxes in our consolidated financial statements.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(4)	Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, '“Noncontroling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The amount of consolidated net income attributable to the parent and to the noncontroling interest be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontroling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontroling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontroling owners. The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not evaluated the effect, if any, that SFAS No. 160 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), 'Business Combinations - Revised,' that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontroling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(4)	Recent Accounting Pronouncements (Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard, which is effective upon approval by the Securities and Exchange Commission (“SEC”), is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". The FSP provides new accounting guidance for certain types of convertible debt instruments not addressed in previously issued accounting pronouncements requiring separate accounting for liability and equity components of convertible debt in a manner which will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for fiscal years beginning after December 15, 2008 along with interim periods within those fiscal years. Also, this FSP requires retrospective application to all periods presented with certain exceptions for instruments outstanding in the period of adoption. We believe the issuance of this FSP will have an impact on our financial reporting. However, those effects are currently indeterminable.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(5)	Property and Equipment

Property and equipment consists of the following:

	July 31	October 31,	Estimated
	2008	2007	Useful Lives
	(Unaudited)

Condominium	$139,813	$139,813	15 years
Computer Equipment	30,023	24,300	5 years
Office Equipment	24,432	24,432	7 years
Software	16,935	15,578	3 years
Total	211,203	204,123
Less: Accumulated Depreciation and Amortization	(30,196)	(11,994)
	$181,007	$192,129

(6)	Convertible Debt

In October 2006, we issued one (1) unit and through February 2007 we issued an additional fifteen (15) units of the Company’s $25,000 promissory convertible notes for an aggregate of $400,000. Each unit consisted of an 8% interest bearing convertible promissory note and warrants to acquire 12,500 shares of the Company’s common stock at $0.75 per share through December 31, 2011. The notes are convertible into shares of our common stock at $0.50 per share at any time prior to maturity. Interest on the notes at 8% per annum is payable at such time the notes are converted and/or at such time the notes are due and payable in cash and/or in shares of our common stock at the option of the noteholder.

In accordance with Emerging Issues Task Force Issues 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) and 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), we first allocated the proceeds received form the placement to the notes of $16,587 in 2006 and $253,233 in 2007. The balance of proceeds received was allocated to the warrants in the amount of $8,413 in 2006 and $121,767 in 2007 as additional paid-in-capital, based on their relative fair values. Then we recognized an imbedded beneficial conversion feature present in the convertible notes resulting in the recognition of $2,497 and $37,448 in 2006 and 2007 as debt discount and additional paid-in-capital, which is equal to the intrinsic value of the imbedded beneficial conversion feature. The debt discount is being amortized over the 1 year maturity period of the notes as interest expense. Amortization of $49,596 was charged to operations in 2007. At July 31, 2008, the convertible notes outstanding aggregated $75,000. At October 31, 2007, the convertible notes outstanding aggregated $166,467, net of unamortized debt discount of $8,533.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(6)	Convertible Debt (Continued)

The warrants and the beneficial conversion feature were valued using the Black-Scholes pricing model. The following assumptions were made in estimating their fair value:

Expected Life	5 Years
Expected Volatility	285.6%- 316.4%
Risk-Free Interest Rate	4.50% - 5.25%
Dividend Yield	0%

In August 2007, the noteholders converted $225,000 in promissory notes and $11,519 of accrued interest into 473,198 shares of our common stock. In March 2008, we paid $110,163 in cash (including $10,163 in accrued interest) to one of the noteholders in full settlement of our obligation to him.

We employed the services of a placement agent to assist in the convertible debt offering for which we paid cash commissions of $50,000 and warrants to acquire 110,000 shares of our common stock at $0.20 per share. The fair value market value of the warrants, using the Black-Scholes pricing model, was $21,992. The commissions and the fair value of the warrants are being amortized over the life of the debt. Upon the conversion of the $225,000 of debt into our common shares, the pro rata unamortized portion of the deferred finance costs was charged to operations.

(7)	Stockholders’ Equity

We are authorized to issue 45,000,000 shares of common stock, par value $.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share. At July 31, 2008 and October 31, 2007 there were 23,652,125 common shares issued and outstanding. An additional 17,483,362 common shares were reserved for issuance as of July 31, 2008 for outstanding purchase warrants and convertible debt. There are no shares of preferred stock issued and outstanding.

In October 2005, we issued an option to purchase 500,000 shares of our common stock at $0.20 per share to an unrelated individual for consideration of $20,000 in cash. The option originally expired on December 31, 2006. In November 2006, we extended the expiration date of the option to a period ending six months from the date on which our shares of common stock first trade on the over-the-counter bulletin board or the pink sheets for additional consideration of $10,000.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(7)	Stockholders’ Equity (Continued)

In October 2005, we commenced a private placement offering of our equity securities which was completed in October 2006 (the “2006 private placement offering”). The 2006 private placement offering was through the sale of equity units (the “2006 Units”) with each 2006 Unit consisting of 50,000 shares of our common stock at a purchase price of $10,000 per unit. We sold approximately 7.5 of the 2006 Units in October 2005 and 47.5 of the 2006 Units in October 2006, issuing a total of 375,000 shares in October 2005 and 2,380,000 shares of our common stock in fiscal 2006. We received proceeds of $75,000 in October 2005 and $476,000 before offering costs of $2,000 and $91,002, respectively. We issued warrants, which expire on March 31, 2011, as additional compensation for their services in the offering to our counsel and an investment advisor to acquire an aggregate of 810,000 shares of our common stock at $0.20 per share. The fair value of the warrants utilizing the Black-Scholes pricing model was $161,943.

We entered into a one year consulting agreement on January 1, 2007 that either party could cancel upon 10 days notice. As part of the compensation for services, the consultant is to receive an aggregate of 750,000 shares of the Company’s common stock. The consultant was immediately entitled to and immediately earned 150,000 shares valued at $30,000 ($0.20 per share – the value paid in 2006 private placement offering) which was charged to operations on the date earned. The contract provided the consultant to receive an additional 200,000 shares on October 1, 2007 whose fair value of $200,000 was charged to operations. The issuance of the remaining common shares is contingent upon the Company’s filing form 15c2-11 and a registration statement. As we intend to file both, we have charged operations in 2007 and have accrued a common share liability at October 31, 2007 of $333,333 for the pro rata portion of the fair value of the 400,000 shares. The fair values of the shares issued or to be issued to the consultant is based upon the last common share sale price immediately prior to the respective dates of issuance or as at October 31, 2007 for the 400,000 common shares.

In February 2007 and March 2007 we issued 5 year purchase warrants to our securities counsel to acquire 200,000 and 250,000 shares, respectively of our common stock at $0.75 per share for services rendered for our 2007 private placement offering. In March 2007 we also issued 5 year warrants to acquire 1,268,750 shares of our common stock at $0.75 per share to investment bankers who acted as our placement agent in the 2007 private placement offering. The fair value of these warrants using the Black-Scholes pricing model was $353,322. All the warrants have cashless exercise provisions as defined in the warrants.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(7)	Stockholders’ Equity (Continued)

In May 2007, we commenced receiving the proceeds from the 2007 private placement offering of our equity securities (the “2007 private placement offering”) which was completed in July 2007. The 2007 private placement offering was through the sale of equity units (the “2007 Units”). Each 2007 Unit consisted of 50,000 shares of our common stock and a warrant to purchase 50,000 shares of our common stock at $1.50 per share until December 31, 2009. The purchase price of each 2007 Unit was $50,000. We sold approximately 69 of the 2007 Units issuing 3,471,000 shares of our common stock and common stock purchase warrants. We received proceeds of $2,965,570 net of offering costs of $505,430. All the warrants have cashless exercise provisions as defined in the warrants.

In April 2006, we issued warrants to officers and directors to purchase an aggregate of 4,520,000 shares of our common stock at $0.20 per share. In October 2006, we issued an employee warrants to purchase 100,000 common shares at $0.20 per share. In March 2007, we issued warrants to our CEO to purchase 3,500,000 common shares at $0.75 per share and warrants to a director to purchase 2,500,000 common shares at $0.75 per share. Additionally, in March and September 2007, we issued warrants to five employees to acquire an aggregate of 404,000 shares of our common stock at prices ranging from $0.75 to $1.50 per share. In January 2008, we issued warrants to employees to purchase 140,000 common shares at $1.50 per share.

The fair value of all the warrants issued for services is being charged to operations over the periods the warrants vest. Amortization of the fair values charged to operations as determined by the Black-Scholes pricing model was $121,555 and $585,070 for the three and nine months ended July 31, 2008, respectively, and $685,329 and $1,048,613 for the three and nine months ended July 31, 2007, respectively. All the warrants have cashless exercise provisions as defined in the warrants [See Note 10].

The fair value of each warrant is estimated on the date of grant using the Black-Scholes pricing model. The following assumptions were made in estimating fair value:

	July 31, 2008	October 31, 2007	October 31, 2006
	(Unaudited)

Dividend Yield	—%	—%	—%
Risk-Free Interest Rate	5.25%	5.25%	4.5% - 5.25%
Expected Life	5 Years	5 Years	5 Years
Expected Volatility	278.5%	297.2% - 316.4%	285.6% - 316.4%

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(7)	Stockholders’ Equity (Continued)

The following table summarizes the warrants and options.

	For the Year Ended		For the Nine Months Ended
	October 31, 2007		July 31, 2008
			Unaudited
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	12,180,000	$0.48	17,423,750	$0.74
Granted	5,543,750	$1.26	140,000	$1.50
Expired/Cancelled	(300,000)	$0.20	(250,000)	$1.50
Exercised	—		—	—
Outstanding at end of period	17,423,750	$0.74	17,313,750

The following table summarizes information about stock warrants and options outstanding as of October 31, 2007:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price

$0.20	5,630,000	3.3	$0.20	4,630,000	$0.20
$0.75	8,022,750	4.1	$0.75	3,418,750	$0.75
$1.50	3,771,000	2.3	$1.50	3,471,000	$1.50

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(7)	Stockholders’ Equity (Continued)

The following table summarizes unaudited information about stock warrants and options outstanding as of July 31, 2008:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.20	5,630,000	2.6	$0.20	5,630,000	$0.20
$0.75	8,022,750	3.35	$0.75	4,970,750	$0.75
$1.50	3,661,000	1.57	$1.50	3,518,500	$1.50

At July 31, 2008 and October 31, 2007, the weighted-average exercise price of all warrants and options was $ $0.73 and $0.74, respectively, and the weighted-average remaining contractual life was 2.73 and 3.5 years, respectively.

(8)	Income Taxes

The Canadian federal and provincial governments grant investment tax credits for certain research and development project conducted by Canadian entities. The Company's software development research by its Canadian subsidiary qualified for such credits of $226,000 in 2005. The credits are either used to reduce any Canadian federal or provisional government income tax liabilities or if no tax liability exists, the credit is refunded. As the subsidiary had no Canadian income tax liability, the entire tax credit is refundable. In 2006 the Company received $55,000 of the credit and the balance in 2007. The refund credits are subject to approval of the Canadian government. The tax benefit in 2007 and the 2006 tax provision result from a change in the estimated Canadian tax credit refund applied for in prior periods.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(8)	Income Taxes (Continued)

Income tax expense (benefit) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
United States	$—	$—	$—	$—
Foreign	—	(11,187)	—	(11,187)
	—	(11,187)	—	(11,187)

Deferred:
United States	—	—	—	—
Foreign	—	—	—	—
	—	—	—	—

Totals	$—	$(11,187)	$—	$(11,187)

Pre-tax (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States	$(489,656)	$(982,593)	$(1,723,689)	$(1,708,734)
Foreign	—	(4,414)	—	(35,126)

	$(489,656)	$(987,007)	$(1,723,689)	$(1,743,860)

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States Statutory Corporate Income Tax Rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Permanent Differences	—%	8.3%	6.4%	7.8%
Change in Valuation Allowance on Deferred Tax Assets	34.0%	25.7%	27.6%	26.2%
Effect of Foreign Earnings, Net of Allowable Credits	—%	(1.1)%	—%	(0.6)%

Income Tax Provision (Benefit)	—%	(1.1)%	—%	(0.6)%

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(8)	Income Taxes (Continued)

The components of deferred tax assets (liabilities) at July 31, 2008 and October 31, 2007 are as follows:

	July 31,	October 31,
	2008	2007
	(Unaudited)
Deferred Tax Assets – Current
Accrued Vacation Pay	$5,280	$7,602
Valuation Allowance	(5,280)	(7,602)
	—	—
Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$751,408	391,486
Depreciation	(2,108)	(1,598)
Stock Warrants	632,950	434,026
Merger Adjustment	—	(27,139)
Valuation Allowance	(1,382,250)	(796,775)

Net Deferred Tax Asset	$—	$—

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance increased by approximately $583,000 and $343,000 in the nine months ended July 31, 2008 and 2007 and $592,000 in fiscal 2007.

(9) Related Party Transactions

In September 2006, we issued a 10% convertible promissory note to our Chief Executive Officer [“CEO”] in exchange for $100,000 loaned by the CEO to Mobiform Canada for working capital purposes. The debt was convertible into shares of our common stock at a rate of $0.20 per share. In May 2007, the note and accrued interest of $7,000 was paid in full.

During fiscal 2007, a note in the amount of $40,000, which represented monies advanced by the former CEO of Firefly Learning, Inc. (our predecessor), for working capital purposes, was paid in full.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(10)	Commitments and Contingencies

Employment Agreements

Effective April 1, 2006, we entered into an employment agreement with our Chief Executive Officer. The agreement was for a two year period and included annual compensation of $115,000. The agreement included, among other provisions, the issuance of a 5 year warrant to purchase 2,000,000 shares of our common stock at $0.20 per share. On April 1, 2007, the agreement was extended through March 31, 2009. Annual compensation was increased to $150,000 and an additional 5 year warrant to purchase 3,500,000 shares of our common stock at $0.75 per share was issued. Commencing with the date of the agreement, 25% of the warrants vest every six months over a two year period.

Effective April 1, 2006, we entered into an employment agreement with our Secretary who is also a member of the Board of Directors. The agreement was for a two year period and included annual compensation of $100,000. The agreement included, among other provisions, the issuance of a 5 year warrant to purchase 2,000,000 shares of our common stock at $0.20 per share. On April 1, 2007, the agreement was extended through March 31, 2009. Annual compensation was increased to $125,000 and an additional 5 year warrant to purchase 2,500,000 shares of our common stock at $0.75 per share was issued. The warrants vest over a two year period commencing with the date of the agreement at a rate of 25% every six months. Effective July 31, 2007, the officer terminated his employment as an employee of the Company: he remains a Director and he has agreed to continue his position as Secretary until replaced. The termination agreement provides for the warrants issued under the contracts to remain in force and vest under the original terms of the agreements.

Effective June 1, 2006, we entered into an employment agreement with our Director of Software Development. The agreement included, among other provisions, annual compensation of $85,000 and the issuance of a 5 year warrant to purchase 500,000 shares of our common stock at $0.20 per share. The warrants vest over a two year period commencing with the date of the agreement at a rate of 25% every six months. Effective May 1, 2007, the officer terminated his employment with us. Warrants to purchase 250,000 shares of common stock that were not vested prior to the date of termination were forfeited.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(10)	Commitments and Contingencies (Continued)

Employment Agreements (Continued)

We have agreements with a number of other employees that are renewed on an annual basis. Warrants to purchase 140,000 and 524,000 shares of our common stock were issued in connection with these agreements in the six months ended April 30, 2008 and fiscal 2007, respectively. Although the warrants generally vest over the two year period at a rate of 25% every six months, the employees are required to be employed for a two year period in order to exercise the warrant. During the nine months ended July 31, 2008 and in fiscal 2007, 250,000 and 50,000, respectively, of these warrants were forfeited upon employee termination.

Commitments under the employment agreements are as follows:

Year Ended October 31,
2008	$150,000
2009	62,500

Total	$212,500

Leases

We presently lease office space in the United States and previously leased space in Canada, generally on an annual basis. Rental expense for the three and nine months ended July 31, 2008 and 2007 amounted to approximately $13,000, $14,000, $38,000 and $20,000, respectively. At October 31, 2007, the future rental commitment under our present lease for our premises in Crystal River, Florida, which expires on May 31, 2008, was approximately $26,000. In May 2008, this agreement was extended for a one year period through May 2009 at approximately $4,000 per month.

Significant Customers

In fiscal 2007, one customer generated 50% and three other customers generated 40% of our revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

The following discussion of our results of operations should be read together with our consolidated financial statements and the related notes, included elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this prospectus.

Executive Summary
We are in the business of developing graphics authoring products based on recently released Microsoft Vista. Our products enable software developers and designers to visually build documents (web and applications user interfaces) and have them automatically converted into XAML Our relationship with Microsoft has enabled us to work with the new XAML language for more than three years and prior to the release of Microsoft Vista. We have created a powerful graphical designer that allows Internet and software developers to quickly design 2D and 3D XAML documents. This software application is named “Aurora.” We launched Aurora for sale to the public in March, 2007.
Products and Services
Our technology team has years of experience in software design and development and has designed, built and delivered, over the years, world-class software solutions. We are presently focusing our efforts on Microsoft’s new document type, XAML.
Product Description
We develop and sell software designed for use by graphic designers, computer programmers, and ordinary users of computers and the Internet. Our primary line of products, the Aurora software line, launched in March 2007, is a set of programs that allows users to generate “user interfaces” in the relatively new and highly functional format known as “XAML.” User interfaces include internet web sites and computer applications of all kinds, including computer models of simple and complex systems (for example, a functioning power plant, the flow of inventory of a large business, the genetic code of a species or individual, or a simple lever) and computer video games. Given the great and increasing pervasiveness of user interfaces in the world economy, the demand for products that allow for the simple and flexible creation of user interfaces is enormous.
Aurora is the first software program available on the market for full distribution that builds and displays XAML documents. Mobiform’s Aurora authoring tool currently works on Microsoft Windows XP and Microsoft Windows Vista. We believe that Mobiform, with the launch of Aurora, is a leader in XAML authoring products.
Consulting
In addition to sales of pre-designed software products, we generate revenue by consulting with organizations which utilize our expertise in customized solutions and embedding our software into theirs. We also offer WPF and XAML training and graphic design services.
We have been involved in WPF (Windows Presentation Foundation) and XAML (Extensible Application Markup Language) since it was first released in November 2003 at the Microsoft PDC Conference. We were one of the earliest adopters of WPF, displaying its first public alpha product related to this technology in January of 2004.

We assist consulting clients with their WPF applications. From initial consulting services and custom development, to embedding our Aurora software into their solution, we have the expertise and personnel to assist.

Licenses and Joint Ventures
We are in initial discussions with some companies which might want to license or joint venture some of our software applications on an exclusive or nonexclusive basis. In addition to several other executed mutual nondisclosure agreements, on October 26, 2007 we entered into an agreement with Capstone Technology for licensing of Aurora and VantagePoint into one of their HMI products. There is no assurance that any additional licenses or joint ventures will result from these discussions.
Overall Strategic Goals
Although we are a small early stage business, we have very high goals, which may or may not ever be achieved.
Stage 1: Dominant Position in XAML Based Technologies
Our go-to-market strategy is simple: Following in the footsteps of Corel, Adobe and Macromedia, our goal is to become the de-facto standard for XAML authoring products. Rapid customer adoption and generating Aurora dependency is key. Prior to the launch of Aurora, we offered free downloads of Aurora, our XAML authoring tool. With thousands of downloads of our products globally prior to the Aurora launch, we believe Aurora is well on its way to achieving brand-name recognition. We will continue those efforts to generate incremental revenue by working with global industry leaders like Rockwell Software, Siemens AG and Areva in selling consulting services and tool customization during Aurora’s brand recognition phase.
Stage 2: Accenting XAML Based Technologies
While having the XAML rendering technology is of great value, it does not however round out our planned technology portfolio. We still must develop accenting technologies necessary for a fully rounded suite of intellectual property. We are continuing to investigate the use of other technologies. However, our present accenting technologies will be the next generation of Internet communication and document printing technologies currently being released by Microsoft, i.e., “Metro” and “Indigo.” This additional technology should enable us to enter our Third Stage.
Stage 3: Become a Leading Software Products Company
Once equipped with the technology infrastructure developed during Stage 2, we believe that developing highly interactive and powerful software will be simplified. Our goal for Stage 3 is to move our business focus from technology development to product development. During this stage, we hope to be in an ideal position to develop software products for industry verticals in sectors such as Industrial Automation, Healthcare and Geographic Information Systems. With our in-depth knowledge of the specifications and XAML technologies, we believe we will be able to build software products more rapidly and at a lower total cost of ownership to the consumer. Products will be created through two different scenarios, (i) in-house creation of our own consumer products; and (ii) integration into third party products. Both scenarios should result in licensed sales of our technologies and products. Contract and co-development efforts will provide us with additional revenue streams.
Revenue Strategy
We are currently generating revenues through marketing the customization and/or embedding of Aurora and our XAML-based technologies to our client base, in addition to WPF and XAML training engagements. A greater portion of our revenue is being generated by working with Fortune 500 companies on defining their XAML strategy and implementing Aurora to meet upcoming end-user demands based on Microsoft’s launch of Windows Vista.
We are currently selling Aurora directly over the Internet from our website and through resellers. In the future, we intend to distribute Aurora through retail outlets and original equipment manufacturers (OEM). We will also target potential customers to offer customized Aurora applications to meet their industry requirements.

With the release of VantagePoint WPF Control, we recognized the opportunity to offer graphic design services to companies requiring industry-specific WPF controls.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Though we evaluate our estimates and assumptions on an ongoing basis, our actual results may differ from these estimates.
Certain of our accounting policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s subjective judgments are described below to facilitate better understanding of our business activities. We base our judgments on our experience and assumptions that we believe are reasonable and applicable under the circumstances.
Revenue Recognition — Our revenues are recognized in accordance with SOP 97-2, “Software Revenue Recognition” [“SOP 97-2”], as amended by SOP 98-4, “Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions.” Revenue from the sale of software licenses is recognized when standardized software modules are delivered to and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable. Revenue from software maintenance contracts and ASP services are recognized ratably over the lives of the contracts. Revenue from professional services is recognized when the service is provided.
We sometimes enter into revenue arrangements in which a customer may purchase a combination of software, maintenance and support, and professional services (multiple-element arrangements). When vendor-specific objective evidence (“VSOE”) of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when that element is sold separately. For maintenance and support, VSOE of fair value is established by renewal rates, when they are sold separately. For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.
Stock Based Compensation — In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board’s (“APB”)’s APB 25. Among other items, SFAS 123R eliminated the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We adopted SFAS 123R effective January 1, 2006. We currently utilize a standard option pricing model (the Black-Scholes-Merton Model) to measure the fair value of stock options granted to employees. Under the “modified prospective” method, which the company has chosen to use, compensation cost is recognized in the financial statement beginning with the effective method date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.
SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required.

Results of Operations
The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations. Comparative analysis of ratios of costs and expenses to revenues is not shown in the following narrative discussion as management believes such ratios to be uninformative due to the insignificant levels of revenues in each period.

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$13,314	$28,260	$39,030	$48,743
Operating expenses:
Compensation costs	317,134	479,001	1,076,126	977,721
Consulting fees	14,432	354,444	99,512	449,593
Advertising	80,501	25,773	214,066	30,021
Professional fees	66,561	10,066	283,907	49,886
Interest and debt costs	1,512	108,893	21,419	203,171
Income tax provision (benefit)	—	(11,187)	—	(11,187)
Net loss	$(489,656)	$(975,820)	$(1,723,689)	$(1,732,673)
Net loss per share — basic and diluted	$(0.02)	$(0.04)	$(0.07)	$(0.09)

Comparison of the Three Months Ended July 31, 2008 and 2007
Revenues
Our revenues for the three months ended July 31, 2008 and 2007, of $13,314 and $28,260, respectively, are primarily from services. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. Revenues for the period decreased by approximately $15,000 or 53%. We are currently selling our software over the internet and are in initial discussions with companies which may want to license or joint venture some of our software applications.
Operating Expenses
Our operating expenses consist primarily of compensation costs, advertising and professional services.
Compensation costs consist of payroll and share based compensation, primarily through the issuance of warrants to employees. Payroll and share based compensation decreased $161,867 (34%) from $479,001 in the three months ended July 31, 2007 to $317,134 in the three months ended July 31, 2008. The reduction is a result of our share-based compensation, which decreased approximately $219,000 from the comparative quarter. We now issue warrants to employees on a more selective basis; determined by their qualifications and performance Payroll increased approximately $57,000 compared to the comparative quarter. We increased the number of employees from 10 to 14 as we began the process of implementing our strategic plan to increase revenues. Some of the new employees are performing services which had been performed by consultants.

Consulting costs which are paid in cash and the issuance of warrants to acquire our Common Stock decreased from $354,444 in 2007 to $14,432 in the current period. The compensatory share element of the consulting fees decreased $344,445 in the current period due to a consulting agreement commencing in January 2007 that was in effect for the entire 2007 period. Actual payments to consultants increased $4,433 in the current period.

Advertising costs have increased $54,728 in the three months ended July 31, 2008 from $25,773 in the three months ended July 31, 2007. We have begun to market our products and services in trade publications and at trade shows commencing in the second half of fiscal 2007.

Professional fees increased $56,495 (561.2%) from $10,066 in the three months ended July 31, 2007 to $66,561 in the three months ended July 31, 2008. Accounting, audit and legal fees have been incurred in preparation of our filing as a registered public company.

Interest and Debt Costs
The amortization of the convertible debentures debt discount and deferred financing costs amounted to $100,443 in 2007. There were no such costs in the three month period ended July 31, 2008 since those costs were fully amortized in the first quarter of fiscal 2008. During the current period we recognized interest income of $8,441 compared to $8,038 in 2007 from investing the proceeds of our 2007 private placement.
Income Taxes
The expected tax benefits of approximately $186,000 (2008) and $370,000 (2007) resulting from the pre tax losses of $489,656 in 2008 and $975,007 in 2007 have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize these tax benefits in the future.
Net Loss
Net loss in the three months ended July 31, 2008 totaled $489,656 compared to a net loss of $975,820 in the three months ended July 31, 2007, a decrease of $486,164. The decrease, as detailed above, primarily results from reductions in share-based compensation and consulting and the debt related costs.

Comparison of the Nine Months Ended July 31, 2008 and 2007
Revenues
Our revenues for the nine months ended July 31, 2008 and 2007, of $39,030 and $48,743, respectively, are primarily from services. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. Revenues for the period decreased by approximately $10,000 or 20%. We are currently selling our software over the internet and we are in initial discussions with companies that may want to license or joint venture some of our software applications.
Operating Expenses
Our operating expenses consist primarily of compensation costs, advertising and professional services.
Compensation costs consist of payroll and share based compensation, primarily through the issuance of warrants to employees. Payroll and share based compensation increased $98,405 (10.1%) from $347,997 and $629,724 in the nine months ended July 31, 2007 to $557,723 and $518,403 in the nine months ended July 31, 2008. We increased the number of employees from 10 to 14 as we began the process of implementing our strategic plan to increase revenues. As a result, cash based compensation increased $209,726 (60.3%) from the comparative period. Stock based compensation to our employees decreased $111,321 (17.7%) from the comparative period. We now issue warrants to employees on a more selective basis; determined by their qualifications and performance. The fair value of the compensatory element of the warrants is being amortized to operations over the vesting period of the warrants issued.

We incurred $99,512 in consulting fees in the nine months ended July 31, 2008, which is a decrease of $350,081 (77.9%) over the comparative nine month period. The decrease is attributable to the issuance of $418,889 in share based consulting fees in the nine months ended July 31, 2007 as compared to $66,667 in the nine months ended July 31, 2008 for investment banking and legal fees we incurred in preparation of our filing as a registered public company.
Advertising costs have increased 613.1% to $214,066 in the nine months ended July 31, 2008 from $30,021 in the nine months ended July 31, 2007. In the last quarter of fiscal 2007 and throughout fiscal 2008 we increased the marketing of our products and services in trade publications and at trade shows.

Professional fees increased from $49,886 in the nine months ended July 31, 2007 to $283,907 in the nine months ended July 31, 2008, an increase of $234,021 or 469.1%. Such increase is attributable to accounting, audit and legal fees incurred in preparation of our filing as a registered public company.

Interest and Debt Costs
Interest expense, the amortization of the convertible debentures debt discount and deferred financing costs decreased $181,752, from $203,171 in the nine months ended July 31, 2007 to $21,419 in the nine months ended July 31, 2008. The decrease is a result of the conversion of $225,000 of the notes into shares of our common stock during the fourth quarter of fiscal 2007 and the costs related to the remaining notes being fully amortized during the first quarter of fiscal 2008.
Income Taxes
The expected tax benefits of approximately $655,000 (2008) and $663,000 (2007) resulting from the pre tax losses of $1,723,689 in the nine months ended July 31, 2008 and $1,743,860 in the nine months ended July 31, 2007 have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize these tax benefits in the future. The tax benefit of $11,187 in 2007 results from a change in the estimated Canadian tax credit refund applied for in prior periods.
Net Loss
Net loss for the nine months ended July 31, 2008 totaled $1,723,689 compared to $1,732,673 in the nine months ended July 31, 2007, a decrease of $8,984. The loss was comparative but the various expense components fluctuated as described above.
Liquidity and Capital Resources
We have funded our operations primarily through private placement financings.
In October 2006, we completed a private placement offering of equity units (the “2006 private placement offering”) each unit consisting of 50,000 shares of our Common Stock. The purchase price per unit was $10,000. We sold approximately 55 units, issuing a total of 2,755,000 shares of our Common Stock. We received proceeds of $551,000 before offering costs of $93,000.
In July 2007, we completed a private placement offering of equity units (the “2007 private placement offering”), each unit consisting of 50,000 shares of our Common Stock and a warrant to purchase 50,000 shares of our Common Stock at $1.50 per share until December 31, 2009. The purchase price per unit was $50,000. We sold approximately 69 units, issuing 3,471,000 shares of our Common Stock and 69 Common Stock purchase warrants. We received proceeds of $3,471,000 before offering costs of $505,000.
In February 2007, we completed a $400,000 convertible promissory note offering. The notes bear interest at 8% and are convertible into shares of our Common Stock at $0.50 per share at any time prior to maturity. The interest is payable at such time the notes are due and payable in cash and/or in shares of our Common Stock at the option of the noteholder. In 2007, noteholders converted $225,000 in promissory notes and $11,519 of accrued interest into 473,198 shares of our Common Stock. In March 2008 we repaid $100,000 of the notes and accrued interest of $10,163 to an investor.
At July 31, 2008 we had cash and cash equivalents and certificates of deposit of $1,044,758 compared to $2,220,273 at October 31, 2007. The decrease of $1,175,515 is attributable to our operating losses.
Cash Flows
Net cash used for operating activities amounted to $1,068,434 and $510,417 in the nine months ended July 31, 2008 and 2007, respectively. Operating costs for compensation, advertising and professional fees were incurred as we implement our overall strategic business plan and we completed the filing of our registration statement.

We generated cash from financing activities of $3,160,570 in the nine months ended July 31, 2007 primarily from the successful completions of our equity and debt financings. In the nine months ended July 31, 2008, we repaid $100,000 to a convertible noteholder.

In the nine months ended July 31, 2007, approximately $2,000,000 was invested in a certificate of deposit and $26,000 was used for the acquisition of property and equipment. In the nine months ended July 31, 2008, approximately $1,255,000 was provided by the redemption of a certificate of deposit and $7,000 was used for the acquisition of property and equipment.

We believe that cash and cash equivalents and certificates of deposit on hand at July 31, 2008 will be sufficient to fund our operations for at least the next 12 months. At this time we do not anticipate any large capital expenditures that will require us to seek new sources of capital.
Contractual Obligations
N/A
Off-Balance Sheet Arrangements
As of July 31, 2008 and October 31, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
Our exposure to market rate risk for changes in interest rates relates primarily to our certificates of deposit. At July 31 2008 and October 31, 2007, these were at fixed rates. Fixed rate financial instruments may have their value adversely impacted due to rising interest rates. Thus, our future investment income may fall short of expectations due to changes in interest rates.
Foreign Exchange Risk
We had foreign currency risks related to revenues and operating expenses denominated in currencies other than the U. S. dollar, however, during fiscal 2007 operations have been transferred from our Canadian subsidiary to the U.S. Thus, we believe such risks will no longer affect our operations.
Recent Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment. SAB 108 is effective for us in fiscal 2007. The adoption of SAB 108 had no effect on our financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company’s consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes  — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statement of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the de-recognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. There was no impact on the financial statements on our financial statements as a result on implementing FIN 48 on November 1, 2007.

In June 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement. (That is, Gross Versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of taxes. EITF 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items by which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company does not expect the adoption of SFAS No. 159 to have a material effect on its financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations — Revised, that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontroling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes. The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest be dearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning alter December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 before December 15, 2008 is prohibited. The Company has not evaluated the effect, if any, that SFAS No. 160 will have on its financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard, which is effective upon approval by the Securities and Exchange Commission (“SEC”), is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". The FSP provides new accounting guidance for certain types of convertible debt instruments not addressed in previously issued accounting pronouncements requiring separate accounting for liability and equity components of convertible debt in a manner which will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for fiscal years beginning after December 15, 2008 along with interim periods within those fiscal years. Also, this FSP requires retrospective application to all periods presented with certain exceptions for instruments outstanding in the period of adoption. We believe the issuance of this FSP will have an impact on our financial reporting. However, those effects are currently indeterminable.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relative to our company required to be disclosed in our periodic filings with the SEC.

Change in Internal Controls

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

31.1 Certification by the Principal Executive Officer and Principal Financial Officer of Mobiform Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or
Rule 15d-14(a)) (furnished herewith).

32.1 Certification by the Principal Executive Officer and Principal Financial Officer of Mobiform Software, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 22, 2008

MOBIFORM SOFTWARE, INC.

By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer