Form 10KSB
period 2008-10-31
Mobiform Software Inc
filed 2009-01-29
CIK 1341878

FORM 10-KSB
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2008 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.
Commission file Number 333-150158

MOBIFORM SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3399360
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1255 N Vantage Pt. Dr., Suite A, Crystal River, Florida 34429
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (352) 564-9610

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share
(Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-KSB. ☒

          Indicate by check mark whether the registrant is a shell company accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

          The issuer’s revenues for the fiscal year ended October 31, 2008 were $81,770.

          The aggregate market value of the voting stock held by non-affiliates of the Registrant was $4,422,000  based upon prices at which it was sold.

          Number of shares of Common Stock outstanding as of January 14, 2009: 23,652,125.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and the documents incorporated in it by reference contain forward-looking statements that involve known and unknown risks and uncertainties. Examples of forward-looking statements include: projections of capital expenditures, competitive pressures, revenues, growth prospects, product development, financial resources and other financial matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or the negative of such terms, or other comparable terminology.
Our ability to predict the results of our operations or the effects of various events on our operating results is inherently uncertain. Therefore, we caution you to consider carefully the matters described in this report, the documents incorporated by reference in this report, and other publicly available sources. These factors and many other factors beyond the control of our management could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by the forward-looking statements.

 PART I

Item 1.	Description of Business
We are in the business of developing graphics and visualization software products for viewing of real time data from either the desktop or the Internet. Our products are based on graphics technologies developed by Microsoft. Our products enable software developers and designers to visually build documents (web and applications user interfaces) and have them automatically connect to real time data. We have created a powerful graphical designer that allows Internet and software developers to quickly design 2D and, in time 3D documents.  This software application is named “Aurora” And serves as the core of our intellectual property.  We launched Aurora for sale to the public in March, 2007. Leveraging Aurora and other software visualization components developed by our company, we are poised to deliver software solutions to a number of vertical markets, with the first being industrial monitoring and control and digital signage.

History
We were originally formed under the name Firefly Learning, Inc. on May 31, 2001. In October, 2005, pursuant to an exchange agreement we acquired all of the issued and outstanding shares of capital stock of Mobiform Software, Ltd., a Canadian corporation, (“Mobiform Canada”) in exchange for shares of our Common Stock.  After the Acquisition, Mobiform Canada became a wholly-owned subsidiary of Mobiform.  Mobiform and Mobiform Canada are collectively referred to herein as “Mobiform.”

Our business is to develop graphics design and real-time data monitoring technology. Our design technology enables end users and designers to visually build documents (web and applications user interfaces) and have them automatically connect to real time data.

Our technology team is comprised of seasoned veterans of software design and development who have extensive experience in designing, building and delivering world-class software solutions. For the past three years we have focused our efforts on Microsoft’s new document type, XAML (Extensible Application Markup Language).

XAML has all of the capabilities of HTML, Flash and PDF and should revolutionize application and web experiences while allowing developers and designers to speak the same programming language thereby giving them the ability to quickly create unique end-user 3D experiences and converged software applications. This technology was bundled in the launch of Microsoft’s “Windows Vista.” Our Aurora authoring technology is our core intellectual property, and is an integral piece that is required for delivering our solutions.

We identified the trend towards document convergence in 2004, and aligned ourselves closely with Microsoft and have steadily developed an expertise in their most recent graphics technologies. We have licensed or provided training and/or consulting services to such major companies as Microsoft Corporation, Intel Corporation, Siemens AG, and InvestorForce, Inc.

Following in the footsteps of Corel, Adobe and Macromedia, our goal is to put in place a set of core technologies that we can leverage to create a variety of software applications for different vertical markets.

Product Description
We develop and sell software designed for use by graphic designers, computer programmers, and ordinary users of computers and the Internet.  Our primary line of products, the Aurora software line launched in March 2007, is a set of programs that allows users to generate “user interfaces” in the relatively new and highly functional format known as “XAML” from Microsoft.  User interfaces include internet web sites and computer applications of all kinds, including computer models of simple and complex systems (for example, a functioning power plant, the flow of inventory of a large business, the genetic code of a species or individual, or a simple lever) and computer video games.  Given the great and increasing pervasiveness of user interfaces in the world economy, the demand for products that allow for the simple and flexible creation of user interfaces is enormous.

Our products can be utilized by a many vertical markets. We have already entered into agreements with companies to use our technology in the fields of Industrial Automation, Medical Software, and Energy Monitoring.

Consulting
In addition to sales of pre-designed software products, we generate revenue by consulting with organizations which utilize our expertise in customized solutions and embedding our software into theirs. We also offer WPF (Windows Presentation Foundation)  and XAML training and graphic design services.

We have been involved in WPF (Windows Presentation Foundation) and XAML since it was first released in November 2003 at the Microsoft PDC Conference.  We were one of the earliest adopters of WPF, displaying its first public alpha product related to this technology in January of 2004.

We assist consulting clients with their WPF applications.  From initial consulting services and custom development, to embedding our Aurora software into their solution, we have the expertise and personnel to assist.

Licenses and Joint Ventures
We have licensed our technology to other companies for use in their solutions, and we are in initial discussions with additional companies that might want to license or joint venture some of our software applications on an exclusive or nonexclusive basis.  In addition to several other executed mutual nondisclosure agreements, on October 26, 2007 we entered into an agreement with Capstone Technology Corporation for licensing of Aurora and VantagePoint into one of their HMI products and entered into an additional similar agreement with Matrikon Asia Pacific in November 2008. There is no assurance that any additional licenses or joint ventures will result from these discussions.

Although we are a small early stage business, we have very high goals, which may or may not ever be achieved.

Our go-to-market strategy is simple: For Stage 1, following in the footsteps of Corel, Adobe and Macromedia, our goal is to put in place a set of core technologies that we can leverage to create a variety of software applications for different vertical markets. We have made some of these components available to other software companies as either retail software development components or as toolkits that can be used to embed our technology into their solutions. We have offered free downloads of our components and toolkits to prospective customers. With thousands of downloads of our products globally, we believe Mobiform is well on its way to achieving brand-name recognition.  We will continue in our efforts to generate incremental revenue by working with global industry leaders like Rockwell Software, Siemens AG and Areva in selling consulting services and licensing our technology.

Once equipped with the technology infrastructure developed during Stage 1, we believe that developing highly interactive and powerful software will be simplified.  Our goal for Stage 2 is to move our business focus from technology development to product development.  During this stage, we hope to be in an ideal position to develop software products for industry verticals in sectors such as Industrial Automation, Digital Signage, Healthcare and Geographic Information Systems.  With a powerful set of software components in our tool belt, we believe we will be able to build software products more rapidly and at a lower total cost of ownership to the consumer.  Products will be created through two different scenarios, (i) in-house creation of our own consumer products; and (ii) integration into third party products.  Both scenarios should result in licensed sales of our technologies and products.

The third part of the strategy is a feedback loop. By providing a limited amount of consulting services, Mobiform will be able to identify potential software products and components that are needed by industry, and can produce those products for market. These components will feed our technology base, and the relationships developed from the consulting will provide potential sales channels and additional licensing and original equipment manufacturers’ (OEM) agreements to the company.

Revenue Strategy
We are currently generating revenues through the licensing of our technology to different software companies, retailing portions of our technology as software development components, and in the near future, retailing our software solutions to specific vertical markets. A smaller portion of our revenue will come from consulting services and custom development.

We are currently selling our products directly over the Internet from our website and through resellers. In the future, we intend to distribute Aurora through retail outlets and OEMs. We will also target potential customers to offer customized applications to meet their industry requirements.

Market Information
Our initial focus was to put in place a solid technology base. We believe this goal has now been achieved and  we will begin to execute the second stage of our business plan to produce world class products for specific vertical markets from that technology base.

Our immediate industry focus relates to the following verticals:

Industrial Automation and Control Systems — Our team has some experience with Rockwell Automation and as such we have chosen Industrial and Process control as the first vertical we will  target. We released the  new product in this vertical in January 2009. We have already licensed some of our technology to companies in this vertical.

Digital Signage — Our graphics design and real time data connectivity makes our products suitable for digital signage solutions.

We believe that our XAML software and other XAML software developed by us and others will also find applications in other markets, such as advertising, education, e-learning, engineering, exploration, financial, gaming, healthcare, media, mobility, oil and pharmaceutical.

Raw Materials and Suppliers
Since our products are principally intellectual property, raw material sources and availability are not significant to us.  We will, however, be in competition with all other technology firms in attracting and retaining software engineering talent for Microsoft Windows developers, particularly those involved in .NET development. These resources are in extremely high demand and competition for these resources is significant.

Limited Customer Base
We currently have only a few customers and limited revenue, as such no one customer is considered significant to us at this time. We are endeavoring to retain our customers we have while we seek to broaden our customer base, but at our early stage experiencing large net losses, whether we retain or lose these customers would not have a material effect on our business. We are relying on our liquid assets to cover our expenses as we try to build a customer base. There is no assurance that we will succeed.

Protection of Intellectual Property
We have applied for trademarks for our logos and product names. We will consider patent applications as they are warranted and our resources allow. Our future success and our ability to compete may greatly depend on our proprietary technology. We therefore rely on trade secret laws, together with non-disclosure agreements and licensing agreements to establish and protect whatever proprietary rights that we may have. We also used Microsoft’s technology to build our Aurora XAML Designer. This, combined with Microsoft’s redistribution of shared information through marketing and authoring, may put us at risk.

Government Approval and Regulation
Our products and services do not require government approval and are not regulated by the government.

Cost and Effects of Compliance with Environmental Laws
We do not have any material costs or involvement with compliance with environmental laws.

Employees
We have eleven full-time employees and one part-time employee, which includes seven programmer product developers, three sales and marketing representatives, and two administrative (one full-time, one part-time). We are planning to expand, especially in sales and marketing, both through additional personnel and developing external distribution channels. We also plan to recruit a full-time Chief Financial Officer. We are discussing the possibility that one or more of our customers may become a distribution channel for our products.

Reports to Security Holders
Since the effectiveness of the S-1 registration statement  we have been filing reports under the Securities Exchange Act of 1934 and plan to continue to file such reports. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov). Although it is not part of this report http://www.mobiform.com, you may find additional information about us at our website, where our products are discussed in more detail.

RISK FACTORS

An investment in our shares is speculative and involves a high degree of risk. Therefore, you should not invest in our shares unless you are able to bear a loss of your entire investment. You should carefully consider the following factors as well as the other information contained herein before deciding to invest in our shares. Factors that could cause actual results to differ from our expectations, statements or projections include the risks and uncertainties relating to our business described above. This report and statements that we may make from time to time may contain forward-looking information. There can be no assurance that actual results will not differ materially from our expectations, statements or projections.

Risk Factors Relating to Our Business

Our limited cash balance will only permit us to operate for a limited time, unless our revenues rise substantially or we obtain additional financing soon.
Unless we obtain cash from revenues and/or financing our  current assets of $815,980 would be exhausted in seven months at our cash “burn” rate of $111,116 experienced during our last fiscal year.
Our independent auditors have qualified their opinion on our financial statements, expressing substantial doubt whether we can continue as a going concern, in light of the uncertainty of our obtaining additional financing on a timely basis and other factors described in Note 2 to the financial statements in this report.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.
You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address these risks and uncertainties or successfully implement our existing and new products and services. If we fail to do so, it could materially harm our business and impair the value of our Common Stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits that we anticipate in the future.

Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

We have incurred losses since inception and we may be unable to achieve profitability or generate positive cash flow.
We have incurred substantial net losses since our inception, and we may be unable to achieve profitability in the future. If we continue to incur losses, we may be unable to implement our business plan described herein, including the following:

•	increase the number of products we sell

•	increase our sales and marketing activities, including the number of our sales personnel

•	acquire additional businesses.

As of October 31, 2008 we had an accumulated deficit of $6,245,617. We may not achieve profitability if our revenues increase more slowly than we expect, and/or if operating expenses exceed our expectations or cannot be adjusted to compensate for lower than expected revenues. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause our stock price to decline, if and when our Common Stock commences trading, of which there is no assurance.

We may not accurately anticipate the timing of the market needs for our products and develop such products at the appropriate times, which could harm our operating results and financial condition.
Accurately forecasting and meeting our customers’ requirements is critical to the success of our business. Forecasting to meet customers’ needs is particularly difficult in connection with newer products and products under development. Our ability to meet customer demand depends in part on our ability to configure our product applications to the complex architecture that our customers have developed and the availability of skilled labor to address our customers’ needs. If we fail to meet customers’ supply expectations, our net revenues will be adversely affected, and we will likely lose business.

The failure to develop additional distribution channels to market and sell our products will impact the viability of our company.
The majority of our sales to date have been direct sales to a relative few companies. Although we have begun to seek additional distribution channels, we have not yet generated significant revenues. Although we intend to attempt to obtain distributors and resellers, we may not succeed in marketing our products to their customers.

Our future operations may depend on our ability to obtain additional financing.
We have historically financed our operations through equity investments and/or the sale of convertible promissory notes and from cash generated from sales. Since we will need more cash to continue our operations, if we are unable to raise additional funds, our ability to go forward with our business plan may be severely hampered. We cannot assure you that if we are required to raise additional debt or equity financing in the future that we will be able to obtain such financing on satisfactory terms, if at all. If, in the future, we issue any additional equity or convertible debt securities, we may substantially dilute the interests of our current stockholders. If our future capital requirements are greater than the cash we obtain from our business and/or available financing, we may, among other things, be required to significantly reduce our product development, commercialization, marketing or other activities or even cease operations.

Our future operating results are unpredictable.
In part because of our lack of operating history and the recent launch of Aurora in April 2007 and other new products since then and our untested business model, it is not possible to accurately forecast our future revenues, or results of operations. We have no meaningful historical financial data upon which to base planned operating and capital expenditures, and our sales and operating results are difficult to forecast. A variety of factors may cause our future operating results to fluctuate significantly. Many of these factors are outside of our control. They include: (i) the effectiveness of our sales and marketing efforts; (ii) market acceptance of our services and products; (iii) the amount and timing of our operating costs and capital expenditures; (iv) introductions by our competitors of new or enhanced services or products; (v) availability of sufficient financing on terms acceptable to us; (vi) changes in the our management team and key personnel; and (vii) fluctuations in general economic conditions and economic conditions specific to the areas in which we intend to market our technology. One or more of these factors could materially and adversely affect gross margins and operating results in future periods.

We depend on a small number of customers for revenue.
Most of our incremental revenue is contributed through a small number of our employees working directly with relatively few companies on product customizations to meet their needs. Some of those active relationships may end shortly. We are actively seeking new clients to either consult with on this new technology or embed Aurora and other product components into their solutions or seek new clients who are willing to pay us to customize Aurora and other products to meet their needs. We cannot give you any assurance that we will be successful in developing a profitable customer base.

Between the initial introduction of XAML and now, a number of companies have started developing similar technologies, creating competition for us.
The number of competitors is bound to grow as time goes on. We cannot guarantee that we will remain a leader in our field. Our competitors also have strong product offerings and are actively marketing their technology. Most of the entities with which we compete or will compete with in the future have substantially greater financial resources, sales and personnel than we have. Moreover, there can be no assurance that other companies will not enter the marketplace or that other companies will not produce products superior to ours.

Microsoft may lose market share because it typically offers closed standards relative to its technology, which could adversely affect us.
Open Operating System (OS) standards are gaining momentum in Europe which could negatively impact our growth potential. XAML is currently not open standards based and therefore, many European companies are investing in Open Standard technologies such as SVG. While we believe we can capitalize on these opportunities, we also believe that we should devote our efforts and financial resources in XAML, based upon what we perceive to be its anticipated demand and global deployment. While we believe Microsoft will remain the dominant leader in the sectors it works in, no assurance can be given that similar or better technologies will not be developed which, if developed, would have a material adverse effect on our business, financial condition and results of operations.

We may accidentally infringe on the intellectual property rights of third parties.
We have not patented or trademarked any of our technology, logos or trademarks. Our future success and our ability to compete may greatly depend on our proprietary technology. We therefore rely on trade secret laws, together with non-disclosure agreements and licensing agreements to establish and protect whatever proprietary rights that we may have. We also used Microsoft’s technology to build our Aurora XAML Designer. This, combined with its redistribution of shared information through marketing and authoring, may put us at risk. In the future, and to the extent we are successful in raising additional capital, we may allocate a portion of those proceeds to intellectual property protection. To date, retaining patent counsel has been too costly and establishing trade patents would have been too time consuming. Therefore, we cannot assure you that our efforts will successfully protect our technology because: (i) the laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States and Canada; (ii) if a competitor were to infringe on our proprietary rights, enforcing those rights may be time consuming and costly, diverting management’s attention and its resources; (iii) measures like entering into non-disclosure agreements afford only limited protection; (iv) unauthorized parties may attempt to copy aspects of our products and develop similar products or obtain and use information that we regard as proprietary; and (v) our competitors may independently develop or patent technologies that are substantially equivalent or superior to our technology, duplicate our technologies or design around our intellectual property rights. In addition, others may assert infringement claims against us. The cost of defending infringement claims could be significant, regardless of whether the claims are valid and no assurance can be given that we will have the financial ability to defend any such claims.

Our products may contain defects that may be costly to correct, delay market acceptance of our products and expose us to litigation.
Despite testing by us, errors may be found in our software products. If defects are discovered, we may not be able to successfully correct them in a timely manner or at all. Defects and failures in our products could result in a loss of, or delay in, market acceptance of our products and could damage our reputation. Although our standard license agreement with our customers contains provisions designed to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions, and we could fail to realize revenues and suffer damage to our reputation as a result of, or in defense of, a substantial claim. We currently do not carry product liability insurance for our products.

We are vulnerable to software failures, which could harm our reputation and cause our customers to seek reimbursement from us and take their business to another provider.
The software products that we distribute must be able to perform on customer/client servers and be properly managed around the clock without interruption. Our support operations depend upon our ability to supply our costumers with telephone and e-mail assistance and our support center may suffer damages emanating from human error, force majeure, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Future interruptions could:

•	cause customers or end users to seek damages for losses incurred;

•	require us to replace existing equipment or add redundant facilities;

•	damage our reputation for reliable service;

•	cause existing customers to cancel their contracts; or

•	make it more difficult for us to attract new customers.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.
Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the New York Stock Exchange or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures, and since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.
Section 404 of the Sarbanes-Oxley Act of 2002 requires public companies to include a report of management on the company’s internal control over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls. We are not yet subject to these requirements. We have not yet begun evaluating our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls as a required part of our Annual Report on Form 10-K beginning with our report for the fiscal year ending October 31, 2009.

While we expect to expend significant resources over the next few months in developing the necessary documentation and testing procedures required by Section 404 of Sarbanes-Oxley Act of 2002, there is a risk that we will not be able to comply with all of the requirements imposed by this rule. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive an unqualified attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or an adverse audit opinion on those financial statements which could also adversely affect the market price of our Common Stock and our ability to secure additional financing as needed.

If we lose key employees or are unable to attract and retain qualified personnel, our business could suffer.
Our future success will depend on the continued contributions of Ron DeSerranno, our CEO, President and Director, who is responsible for programming decisions, design changes, enhancements and strategies. We have “key person” life insurance in the amount of $500,000 on Mr. DeSerranno. Nevertheless the loss of Mr. DeSerranno would likely have a material adverse effect on our business, financial condition and results of operations. We also rely on a very small complement of highly skilled employees. If one or more of them cease to work for us, it would have serious negative consequences. Our future success and plans for growth also depend upon our ability to expand our Board of Directors and to attract, train and retain personnel in all areas of our business.

Item 2.	Description of Properties

Our executive offices and research and development facilities are located in Crystal River, Florida. We rent a 2,000 square foot office and research facility at a monthly rent of $4,412.45. The lease on this facility expires May 2009.  This facility is sufficient for our current needs, but we may obtain bigger facilities as we carry out our business strategy.

Item 3.	Legal Proceedings

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Currently there is no public market for our capital stock, and we have not applied to have our Common Stock listed on any exchange or quoted by any quotation service. A market maker has applied to the Financial Industry Regulatory Authority  (FINRA) to have our Common Stock quoted on the Over the Counter Bulletin Board (OTCBB). We are not required to comply with the disclosure policies of any exchange or quotation service. As of January 14, 2009 we had 23,652,125 shares of common stock outstanding.  There are 17,486,288, shares of our Common Stock currently issuable upon exercise of warrants or options or conversion of notes, of which 5,609,650 shares are covered by our S-1 registration statement which became effective on  June 24, 2008. In addition to the 12,095,674 shares of outstanding Common Stock covered by that registration statement approximately 1,503,334 shares of our outstanding Common Stock could be sold under Rule 144.

Effective February 15, 2008, Rule 144 was amended to provide, among other things, that, with certain exceptions, persons not affiliated with the issuer holding restricted securities of reporting companies for at least six months may each freely sell (subject only to the Rule 144(c) public information requirement until the securities have been held for one year) and non-affiliates of non-reporting companies may freely resell restricted securities after satisfying a 12-month holding period. The provision permitting free sales after a six-month holding period does not apply to securities issued by a shell company or any company which has ever been a shell company before such shares were issued. Such shares can only be sold under Rule 144 at least twelve months after the issuer has (1) ceased to be a shell company, (2) has filed current “Form 10 information” and (3) is subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and has made all required periodic filings for one year.

Our shares which were issued to the original shareholders of Firefly Learning, Inc. were issued at a time when we were an operating company and our Company had never been a shell company. Therefore, beginning 90 days after we became subject to the reporting requirements of the Exchange Act by filing the S-1 registration statement on April 9, 2008, such shareholders could freely sell their shares under Rule 144 as amended, since they have held them for at least six months.. Because in 2002 we became a shell company for a period of time after the original shares were issued, we are deemed a shell company for purposes of Rule 144 with regard to all shareholders who were issued shares after the time we became a shell company, even though we are not now a shell company.  Those shareholders whose shares have not been registered in our registration statement are to be eligible to sell their shares under Rule 144 after April 9, 2009

Rules Governing Low-Price Stocks

Our shares of Common Stock currently are not traded on any stock exchange or quoted on any stock quotation system. We have selected  a market maker who has applied for quotation of our Common Stock on the OTCBB.

Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our Common Stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the NASDAQ system, provided that the exchange or system provides current price and volume information with respect to transactions in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents required by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule required by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.

Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

As of January 14, 2009, we had 172 stockholders of record. However, this number does not include stockholders whose shares are held in trust by other entities and stockholders whose stock was held in nominee or street name by brokers, so the total number of beneficial stockholders of our shares is greater than the number of stockholders of record.

Dividends and Dividend Policy

We have never paid dividends on our Common Stock and our present policy is to retain anticipated future earnings for use in our business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans, none of which has been approved by our stockholders, as of October 31, 2008.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	10,614,000	$0.54	*

*There is no formal equity compensation plan, so there is no specific number of shares available for future issuance.  Our  authorized, but unissued and unreserved shares of Common Stock total 80,385,045 shares.

Recent Sales of Unregistered Securities

None during the period covered by this report.

Item 6.	Management’s Discussions and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read together with our consolidated financial statements and the related notes, included elsewhere in this report. The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report.

Executive Summary

We are in the business of developing graphics and visualization software products for viewing of real-time data from either the desktop or the Internet. Our products are based on graphics technologies developed by Microsoft enabling software developers and designers to visually build documents (web and applications user-interfaces) and have them automatically connect to real time data. We have created a powerful graphical designer that allows Internet and software developers to quickly design 2D and, in time, 3D documents.  This software application is named “Aurora” and serves as the core of our intellectual property.  We launched Aurora for sale to the public in March 2007. Leveraging Aurora and other software visualization components developed by our company, we are poised to deliver software solutions to a number of vertical markets, with the first being industrial monitoring and control and digital signage.

Products and Services

Our technology team has more than 20 years of experience in software design and development and has designed, built and delivered, over the years, world-class software solutions. In addition to software development, our company also derives income from consulting services and contract development.

Product Description

We develop and sell software designed for use by graphic designers, computer programmers, and ordinary users of computers and the Internet.  Our primary line of products, the Aurora software line, launched in March 2007, is a set of programs that allows users to generate “user interfaces” in the relatively new and highly functional format known as “XAML” from Microsoft.  User interfaces include internet web sites and computer applications of all kinds, including computer models of simple and complex systems (for example, a functioning power plant, the flow of inventory of a large business, the genetic code of a species or individual, or a simple lever) and computer video games.  Given the great and increasing pervasiveness of user interfaces in the world economy, the demand for products that allow for the simple and flexible creation of user interfaces is enormous.

Our products can be utilized by a many vertical markets. We have already entered into agreements with companies to use our technology in the fields of Industrial Automation, Medical Software, and Energy Monitoring.

Consulting

In addition to sales of pre-designed software products, we generate revenue by consulting with organizations which utilize our expertise in customized solutions and embedding our software into theirs. We also offer WPF (Windows Presentation Foundation) and XAML (Extensible Application Markup Language) training and graphic design services.

We have been involved in WPF and XAML  since it was first released in November 2003 at the Microsoft PDC Conference.  We were one of the earliest adopters of WPF, displaying its first public alpha product related to this technology in January of 2004.

We assist consulting clients with their WPF applications.  From initial consulting services and custom development, to embedding our Aurora software into their solution, we have the expertise and personnel to assist.

Licenses and Joint Ventures

We have licensed our technology to other companies for use in their solutions, and we are in initial discussions with additional companies that may want to license or joint venture some of our software applications on an exclusive or nonexclusive basis.  In addition to several other executed mutual nondisclosure agreements, on October 26, 2007 we entered into an agreement with Capstone Technology for licensing of Aurora and VantagePoint into one of their HMI products and entered into an additional similar agreement with Matrikon Asia Pacific in November 2008. There is no assurance that any additional licenses or joint ventures will result from these discussions.

Overall Strategic Goals

Although we are a small early stage business, we have very high goals, which may or may not ever be achieved.

Stage 1: Formation of a Technology Base

Our go-to-market strategy is simple: Following in the footsteps of Corel, Adobe and Macromedia, our goal is to put in place a set of core technologies that we can leverage to create a variety of software applications for different vertical markets. We have made some of these components available to other software companies as either retail software development components or as toolkits that can be used to embed our technology into their solutions. We have offered free downloads of our components and toolkits to prospective customers. With thousands of downloads of our products globally, we believe we are well on our way to achieving brand-name recognition.  We will continue efforts to generate incremental revenue by working with global industry leaders like Rockwell Software, Siemens AG and Areva in selling consulting services and licensing our technology.

Stage 2: Become a Leading Software Products Company for Data Visualization

Once equipped with the technology infrastructure developed during Stage 1, we believe that developing highly interactive and powerful software will be simplified.  Our goal for Stage 2 is to move our business focus from technology development to product development.  During this stage, we hope to be in an ideal position to develop software products for industry verticals in sectors such as Industrial Automation, Digital Signage, Healthcare and Geographic Information Systems.  With a powerful set of software components in our tool belt, we believe we will be able to build software products more rapidly and at a lower total cost of ownership to the consumer.  Products will be created through two different scenarios, (i) in-house creation of our own consumer products; and (ii) integration into third party products.  Both scenarios should result in licensed sales of our technologies and products.

Stage 3: Feedback Loop

The third part of the strategy is a feedback loop. By providing consulting services on a selective basis, Mobiform will be able to identify potential software products and components that are needed by industry, and can produce those products for market. These components will feed our technology base, and the relationships developed from the consulting will provide potential sales channels and additional licensing and OEM agreements to the company.

Revenue Strategy

We are currently generating revenues through licensing of our technology to different software companies, retailing portions of our technology as software development components, and in the near future, retailing our software solutions to specific vertical markets. A smaller portion of our revenue will come from consulting services and custom development.

We are currently selling our products directly over the Internet from our website and through resellers. In the future, we intend to distribute Aurora through retail outlets and OEMs. We will also target potential customers to offer customized applications to meet their industry requirements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Though we evaluate our estimates and assumptions on an ongoing basis, our actual results may differ from these estimates.

Certain of our accounting policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s subjective judgments are described below to facilitate a better understanding of our business activities. We base our judgments on our experience and assumptions that we believe are reasonable and applicable under the circumstances.

Revenue Recognition - Our revenues are recognized in accordance with SOP 97-2, “Software Revenue Recognition” [“SOP 97-2”], as amended by SOP 98-4, “Deferral of the Effective Date of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions.” Revenue from the sale of software licenses is recognized when standardized software modules are delivered to and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectability is probable. Revenue from software maintenance contracts and ASP services are recognized ratably over the lives of the contracts. Revenue from professional services is recognized when the service is provided.

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

Stock Based Compensation – In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board’s (“APB”) APB 25. Among other items, SFAS 123R eliminated the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  We adopted SFAS 123R effective January 1, 2006.  We currently utilize a standard option pricing model (the Black-Scholes-Merton Model) to measure the fair value of stock options granted to employees.  Under the “modified prospective” method, which we have chosen to use, compensation cost is recognized in the financial statement beginning with the effective method date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.

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

	For The Years Ended October 31st
	2008	2007
Revenues	$81,770	$57,141

Operating expenses:
Compensation costs	1,380,719	1,490,264
Consulting fees	100,262	601,315
Advertising	265,625	69,130
Professional fees	407,910	71,370

Interest and debt costs	22,882	262,072
Income tax provision ( benefit)	—	(10,960)

Net loss	$(2,205,411)	$(2,551,549)
Net loss per share – basic and diluted	$(0.09)	$(0.12)

Comparison of the Fiscal Years Ended October 31, 2008 and 2007

Revenues

Our revenues for the years ended October 31, 2008 and 2007, of $81,770 and $57,141, respectively, remain primarily from services.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. Revenues for the year increased by approximately $25,000 or 43%. We are currently selling our software over the internet & are in initial discussions with companies that may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and share based compensation, primarily through the issuance of warrants, to employees. Payroll and share based compensation amounted to $757,399 and $623,320, respectively, in the year ended October 31, 2008 compared to $547,050 and $943,214, respectively, in the year ended October 31, 2007. Payroll increased $210,349 (38%) as we increased the number of employees from 11 to 13 so as to continue the process of implementing our strategic plan to increase revenues. Share based compensation costs decreased $319,894 (34%) as we now issue warrants to employees on a more selective basis, determined by their qualifications and performance.

Advertising costs have increased to $265,625 in the year ended October 31, 2008 from $69,130 in the year ended October 31, 2007, an increase of $196,495 (284%). In the last quarter of fiscal 2007 and throughout fiscal 2008 we increased the marketing of our products and services in trade publications and at trade shows.

Professional fees increased from $71,370 in the year ended October 31, 2007 to $407,910 in the year ended October 31, 2008. The increase of $336,540 (472%) is primarily a result of investment banking, accounting, audit and legal fees incurred in preparation of the filing of our registration statement. We expect these fees to decrease during fiscal 2009. We also incurred $66,667 in share based consulting fees in fiscal 2008, a decrease of $496,666 (88%) from the $563,333 incurred in fiscal 2007.

Interest and Debt Costs

Interest expense, the amortization of the convertible notes, debt discount and deferred financing costs decreased from $262,072 in fiscal 2007 to $22,882 in fiscal 2008. The decrease of $239,190 was primarily due to the debt discount ($153,057 decrease) and deferred financing costs ($64,724 decrease) becoming fully amortized in the first quarter of fiscal 2008. Interest expense decreased from $30,490 to $9,090 since $225,000 of the convertible debentures were converted into shares of our common stock in the last quarter of fiscal 2007 and $100,000 was paid back in cash in the second quarter of fiscal 2008. The remaining $75,000 in convertible debentures is outstanding as of October 31, 2008.

Income Taxes

The expected tax benefits of $750,000 (2008) and $871,000 (2007) resulting from pre-tax losses of $2,205,411 in fiscal 2008 and $2,562,509 in fiscal 2007 have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future. The tax benefit of $10,960 in fiscal 2007 resulted in a change in the estimated Canadian tax credit refund applied for in prior years.

Net Loss

Net loss in the year ended October 31, 2008 totaled $2,205,411 compared to $2,551,549 in the year ended October 31, 2007, a decrease of $346,138 (14%).

Liquidity and Capital Resources

We have funded our operations primarily through private placement financings.

In October 2006, we completed a private placement offering of equity units (the “2006 private placement offering”) each unit consisting of 50,000 shares of our common stock. The purchase price per unit was $10,000. We sold approximately 55 units, issuing a total of 2,755,000 shares of our common stock. We received proceeds of $549,000, net of offering costs of $93,000.

In July 2007 we completed a private placement offering of equity units (the “2007 private placement offering”), each unit  consisting of 50,000 shares of our common stock and a warrant to purchase 50,000 shares of our common stock at $1.50 per share until December 31, 2009. The purchase price per unit was $50,000. We sold approximately 69 units, issuing 3,471,000 shares of our common stock and 69 common stock purchase warrants. We received proceeds of $2,966,000 net of offering costs of $505,000.

In February 2007 we completed a $400,000 convertible promissory note offering. The notes bear interest at 8% and are convertible into shares of our common stock at $0.50 per share at any time prior to maturity. The interest is payable at such time the notes are due and payable in cash and/or in shares of our common stock at the option of the noteholder. In August 2007, noteholders converted $225,000 in promissory notes and $11,519 of accrued interest into 473,198 shares of our common stock. In March 2008, we paid $110,163 in cash (including $10,163 in accrued interest) to one of the noteholders in full settlement of our obligation to him.

At October 31, 2008 we had cash and cash equivalents and certificates of deposit of $780,000 compared to $2,220,000 at October 31, 2007. The decrease of $1,440,000 is attributable to our operating losses.

Cash Flows

Net cash used for operating activities amounted to $1,333,000 and $773,000 in the fiscal years ended October 31, 2008 and 2007, respectively. Operating costs for compensation, advertising and professional fees were incurred as we implemented our overall strategic business plan and completed the filing of our registration statement.

We generated cash from financing activities of $3,161,000 in fiscal 2007. This was primarily from the successful completion of our equity and debt financings. In fiscal 2008, we used $100,000 to pay outstanding convertible debt.

In fiscal 2007, $2,033,000 of the proceeds from our financings was invested in a certificate of deposit and $183,000 was used for the acquisition of property and equipment. In fiscal 2008, we redeemed $1,450,000 of our certificate of deposit to use for operating cash.

We believe that cash and cash equivalents and certificates of deposit on hand at October 31, 2008 will not be sufficient to fund our operations at their current level for the next 12 months. At this time we do anticipate that we will require new sources of capital or will need to scale down our operations to be more in line with our income and projected income.

Contractual Obligations

N/A

Off-Balance Sheet Arrangements

As of October 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our certificates of deposit. At October 31, 2008, these were at fixed rates. Fixed rate financial instruments may have their value adversely impacted due to rising interest rates. Thus, our future investment income may fall short of expectations due to changes in interest rates.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the de-recognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures.  FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. There was no impact on our financial statements as a result of implementing FIN 48 on November 1, 2007.

In June 2006, the EITF ratified EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.  (That is, Gross Versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis.  An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant.  The guidance is effective for periods beginning after December 15, 2006.  We present revenues net of taxes.  EITF 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items by which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." The Company does not expect the adoption of SFAS No. 159 to have a material effect on its financial statements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations - Revised, that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.   To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontroling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited.  The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, '“Noncontroling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes.  The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  The amount of consolidated net income attributable to the parent and to the noncontroling interest be dearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontroling equity investment in the former subsidiary is initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontroling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontroling owners.  The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of SFAS No. 160 before December 15, 2008 is prohibited.  The Company has not evaluated the effect, if any, that SFAS No. 160 will have on its financial statements.

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

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP provides new accounting guidance for certain types of convertible debt instruments not addressed in previously issued accounting pronouncements requiring separate accounting for liability and equity components of convertible debt in a manner which will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for fiscal years beginning after December 15, 2008 along with interim periods within those fiscal years. Also, this FSP requires retrospective application to all periods presented with certain exceptions for instruments outstanding in the period of adoption. We believe the issuance of this FSP will have an impact on our financial reporting. However, those effects are currently indeterminable.

Item 7.	Financial Statements and Supplementary Data.

Our financial statements are contained in the pages beginning  F-1, which appear at the end of this annual report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported in our 8-K report filed with the SEC on September 10, 2008, on September 8 2008, pursuant to our Board of Directors’ resolution, we dismissed Raich Ende Malter & Co. LLP, (“REM”), as our independent registered public accounting firm.

Concurrent with this action, our Board of Directors appointed Meyler & Company, LLC. (“Meyler”), as our new independent certified public accounting firm. Meyler is located at One Arin Park, 1715 Highway 35, Middletown, NJ 07748.

Our consolidated financial statements for the years ended October 31, 2007 and 2006 were audited by REM. REM’s reports on our financial statements for those two fiscal years, respectively, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended October 31, 2007 and 2006 and through September 8, 2008, there were no disagreements with REM on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of REM, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

The Company has provided REM with a copy of the Form 8-K referred to above prior to its filing with the SEC and requested them to furnish a letter addressed to the SEC stating whether it agrees with the statements made above. Attached as Exhibit 16.1 to that 8-K report is a copy of REM’s letter to the SEC, dated September 10, 2008, confirming no disagreement.

During the period the Company engaged REM, neither the Company nor anyone on the Company's behalf consulted with Meyler regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event.

The Company has authorized REM to respond fully to all inquiries of Meyler.

Item 8a(T).	Controls and Procedures.

Disclosure Controls and Procedures

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Change in Internal Controls

During the last fiscal quarter covered by this report there were no significant changes in our internal controls which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8b.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Control Personsand Corporate Governance; Compliance with Section 16(a) and the Exchange Act.

Management

The Company’s management and key employees are the following:

Name	Age	Position with Company

Allen Ronald DeSerranno	42	CEO, President, CFO, Director

Francis V. Lorenzo	46	Vice President, Secretary and Director

Debra Gardner	49	Marketing Manager and Director

Profiles of our officers and directors are set forth below:

Ron DeSerranno

Mr. DeSerranno is a founder and CEO of Mobiform Canada, which was organized in March, 2003. Since Mobiform’s October, 2005 acquisition of Mobiform Canada, he has been Chief Executive Officer, President and a Director of Mobiform. His software development career first began at the Space and Atmospheric Research Group, Physics Department, at the University of Western Ontario. He was a Microsoft Certified Trainer and Consultant and taught courses in both New York and Toronto. From August, 1997 to November, 2000, he was a Senior Software Engineer for Rockwell Software, Inc./Dynapro Inc. where he was the development lead and architect for Rockwell’s flagship industrial automation product RSView, an invaluable tool to globally scaled companies like Kraft and General Motors. In 2002 he served as Vice President of Software Development for Motivus Software Ltd. which was acquired by Citrex Corp. Other ventures include the establishment of BoardMaster Software.  Mr. DeSerranno is considered one of the leading authorities on XML based graphics technologies and has been designing and developing world class software products for many years. Mr. DeSerranno received diplomas in Environmental Technology and Computer Support Technician in 1991 from Fanshawe College of Applied Arts and Technology and a degree in Physical Geography in 1993 from the University of Western Ontario and attended, in 1994, CDI College for Program Analysis. He is not a director of any other reporting company.

Francis V. Lorenzo

Mr. Lorenzo has been Vice President, Secretary and a Director of the Company since April 2001. He was formerly a Managing Director of OTC Solutions, LLC (“OTC Solutions”), a company that worked with small and microcap companies in the Over the Counter sector. He has over 22 years of experience in the public financial sector. In 1986 he began his career with Speer, Leeds & Kellogg Investors Inc. as an arbitrage assistant. He thereafter became an arbitrage trader in the XMI Major Market Index (futures and options) on the American Stock Exchange. Thereafter, he formed the Loren Investment Group, Inc., a company specializing in advising companies on going public through the reverse-merger process as well as advising on securing the necessary financing to continue as a public entity. Mr. Lorenzo was an account executive with Mercer Capital, Ltd., the Placement Agent for the 2006 and 2007 private placements, from March 2007 to December 2007. Subsequently until November 2008 he was Director of Investment Banking at John Thomas Financial, a registered broker-dealer. He received his BA degree in Economics and Political Science from the University of Colorado in 1984. He is not a director of any other reporting company.

Debra Gardner

Ms. Gardner is Marketing Manager and a Director of the Company. She has over 20 years of management experience with the last 15 years in the technology field. Her experience with software began in July 1993 at Tupperware World Headquarters in Orlando, FL. She was the implementation and training lead for worldwide and domestic purchasing on Tupperware’s company-wide transition to Oracle software. In December 1996 Ms. Gardner began working for Oracle Corporation as a software applications instructor, advancing to the position of Senior Business Operations Manager for Oracle’s Streaming Media Group in 1999. In August 2002 she accepted a position with Technology Conservation Group, a global electronics recycler, and as their Business Manager lead their expansion efforts into five countries in three years and implemented ISO (International Standardization Organization) policies and procedures based on best business practices. Ms. Gardner has a variety of experience in contract negotiation, project management, personnel management and policy and procedure development. Since July 2007 Ms. Gardner has been the Marketing Manager of Mobiform Software, overseeing advertising, product pricing and positioning, and printed collateral. She became a Director of the Company on January 7, 2008. She is not a director of any other reporting company.

There are no family relationships among our Directors, executive officers and none of them has been involved in legal proceedings in the last five years.

Indemnification of Directors and Officers

Our Certificate of Incorporation provides that the Company shall, to the fullest extent permitted by the law of the State of Delaware, indemnify any and all persons whom it shall have power to indemnify from and against any and all of the expenses, liabilities or other matters referred to in or covered by the applicable provisions of Delaware law, and the indemnification provided for will not be deemed exclusive of any other rights to which those indemnified may be entitled under any By-Law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in their official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors and administrators of such a person. We are required to indemnify each officer and director to the fullest extent permitted by law and to advance certain expenses incurred by such persons. Our Certificate of Incorporation and Delaware law provide limitations on the directors’ rights to indemnification in certain circumstances.

Code of Business Conduct and Ethics

We have not yet adopted a Code of Business Conduct and Ethics, but we plan to adopt one during the next six months.

Item 10.	Executive Compensation.

The following table sets forth, for the fiscal years ended October 31, 2007 and October 31, 2008, all compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by (i) our Principal Executive Officer, during the fiscal years ended October 31, 2007 and October 31, 2008; (ii) our other most highly compensated executive officers who were serving as executive officers at October 31, 2008, and whose total compensation for fiscal 2008 exceeded $100,000:

Name and Principal Position	Year Ended October 31	Salary ($)	Option Awards(1)/	Total
Allen Ronald DeSerranno	2007	132,692	$476,045	$608,737
Chief Executive Officer	2008	155,769	209,091_	364,860

Francis V. Lorenzo	2007	131,673	$383,739	$515,412
Vice President and Secretary	2008	0	155,311	155,311

(1)
On April 1, 2006 the Company issued 2,000,000 five year warrants, exercisable at $.20, to each of Mr. DeSerranno and Mr. Lorenzo. They vested 25% each six months through March 31, 2008. On April 1, 2007 the Company issued 3,500,000 five year warrants, exercisable at $.75, to Mr. DeSerranno and 2,500,000 warrants, exercisable at $.75, to Mr. Lorenzo. These vest 25% each six months from September 30, 2007 to March 31, 2009. The value of the options compensation was determined using the Black-Scholes model.

The following table sets forth certain information regarding the options held and value of each such officer’s unexercised options as of October 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

	Number of Securities Underlying Unexercised Warrants		Warrant Exercise	Warrant Expiration	Number of Securities Underlying Unexercised Unearned
Name	Exercisable	Unexercisable	Price ($)	Date	Warrants
Allen Ronald DeSerranno(1)	2,000,000		.20	3/31/2011
Chief Executive Officer	2,625,000	875,000	.75	3/31/2012	875,000

Francis V. Lorenzo(1)	2,000,000		.20	3/31/2011
Vice President and Secretary	1,875,000	625,000	.75	3/31/2012	625,000

(1)
On April 1, 2006 the Company issued 2,000,000 five year warrants, exercisable at $.20, to each of Mr. DeSerranno and Mr. Lorenzo. They vested 25% each six months through March 31, 2008. On April 1, 2007 the Company issued 3,500,000 five year warrants, exercisable at $.75, to Mr. DeSerranno and 2,500,000 warrants, exercisable at $.75, to Mr. Lorenzo. These vest 25% each six months from September 30, 2007 to March 31, 2009.

Director Compensation

We do not compensate our directors for serving on our Board of Directors, other than any compensation which a director may earn as an employee of the Company. We reimburse our directors for any travel related expenses incurred in performing their duties as directors.

Employment Agreements with Executive Management and Directors

Mr. DeSerranno has an employment agreement with the Company, which provides for an annual salary of $150,000, which expires on March 31, 2009. The agreement also provides that we may terminate the agreement with 30 days written notice if termination is without cause. Our obligation would be to pay Mr. DeSerranno monthly payments equal to his base salary for six months after a termination without cause.

The agreement also provides that Mr. DeSerranno can terminate his employment if we merge with or consolidate with another entity, or we are subject in any way to a transfer of a substantial amount of our assets, resulting in the assets, business or operations of ours being controlled by an entity or individual other than Mobiform.

Pursuant to his previous employment agreement on April 1, 2006 Mr. DeSerranno received a five-year warrant to purchase 2,000,000 shares of Common Stock exercisable at $0.20 per share on a cashless basis and pursuant to the amendments to his employment agreement effective April 1, 2007, Mr. DeSerranno received a five-year warrant to purchase 3,500,000 shares exercisable at $0.75 per share on a cashless basis. The warrants vest over a two-year period beginning on the date of the respective agreements at the rate of 25% every six months.

From April 1, 2006 until he resigned as an employee of the Company on July 20, 2007, Mr. Lorenzo had an employment agreement with the Company providing for an annual salary of $125,000 and an expiration date of March 31, 2009.

Pursuant to his previous employment agreement on April 1, 2006 Mr. Lorenzo received five-year warrants to purchase 2,000,000 shares of Common Stock exercisable at $0.20 per share on a cashless basis and pursuant to the amendments to his employment agreement effective April 1, 2007, Mr. Lorenzo received five-year warrants to purchase 2,500,000 shares exercisable at $0.75 per share on a cashless basis. By agreement Mr. Lorenzo resigned from his paid position with the Company and retained his warrants upon such resignation. He continues without salary to serve as Vice President, Secretary and a Director of the Company.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Common Stock beneficially owned as of October 31, 2008 by (i) those persons or groups known to us who beneficially own more than 5% of our Common Stock; (ii) each director; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended October 31, 2008; and, (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC and by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

Name(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percentage of Outstanding Shares of Common Stock(3)
Allen Ronald DeSerranno(4)	14,029,955	49.620%
Francis V. Lorenzo(5)	4,035,000	14.66%
Debra Gardner(6)	25,000	*%
Gary Fuhr(7)	1,561,085	6.53%
All officers and directors as a group (Three persons)(8)	18,089,955	56.22%

*	Less than 1% percent

(1)
The addresses of Messrs. DeSerranno and Lorenzo and Ms. Gardner are c/o Mobiform Software, Inc., 1255 N Vantage Pt. Dr., Suite A, Crystal River, Florida 34429. Mr. Fuhr, a former employee of the Company, has an address at 7204 Stride Avenue, Burnaby, BC V3N 1T9 Canada.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock relating to options currently exercisable or exercisable within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based upon 23,652,125 shares of Common Stock outstanding plus in each case the shares which the person or group has a right to acquire within 60 days through the exercise of warrants.

(4)
Includes 4,625,000 shares of Common Stock issuable upon the exercise of warrants and 1,721,979 held by a corporation wholly-owned by Mr. DeSerranno. Excludes 316,373 shares of Common Stock held by Mr. DeSerranno’s wife, Rita Honurata DeSerranno, as to which he disclaims beneficial ownership.

(5)	Includes 3,875,000 shares of Common Stock issuable upon the exercise of warrants.

(6)	Includes 25,000 shares of Common Stock issuable upon the exercise of warrants.

(7)	Includes 250,000 shares of Common Stock issuable upon the exercise of warrants.

(8)	Includes 8,525,000 shares of Common Stock issuable upon the exercise of warrants.

Change in Control
We are unaware of any arrangement or understanding that may, at a subsequent date, result in a change of control of our Company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

During the last fiscal year we have had no reportable transactions with related parties and none is currently proposed.

Item 13.	Exhibits

Exhibit

Number	Description

3.1	Certificate of Incorporation *

3.2	By-laws *

4.1	Form of Specimen Stock Certificate *

10.3	Form of Warrant — $1.50 *

10.3.1	Form of Warrant — $.75 *

10.3.2	Form of Warrant — $.20 *

10.4	Employment Agreement dated April 1, 2006 with Allen Ronald DeSerranno *

10.5	Employment Agreement dated April 1, 2006 with Francis V. Lorenzo *

10.6	Assignment and Amendment of Employment Agreement — Allen Ronald DeSerranno*

10.7	Assignment and Amendment of Employment Agreement — Francis V. Lorenzo*

10.8	Termination Agreement — Francis V. Lorenzo*

10.9	Form of 8% Convertible Note*

10.10	Exchange Agreement dated August 31, 2005*

16.1	Letter dated September 10, 2008 from Raich Ende Malter & Co. LLP, to the Securities and Exchange Commission**

23.1	Consent of Meyler & Company, LLC, independent registered public accounting firm**

23.2	Consent of Raich Ende Malter & Co. LLP, independent registered public accounting firm**

31.1     Certification by the Principal Executive Officer and Principal Financial Officer of Mobiform Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))***.

32.1     Certification by the Principal Executive Officer and Principal Financial Officer of Mobiform Software, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 filed on April 9, 2008.

**	Incorporated by reference to the correspondingly numbered exhibit to the Company's Report on Form 8-k filed on September 10, 2008.

***	Filed herewith.

Item 14.	Principal Accountant Fees and Services.

Meyler & Company, LLC served as our independent registered public accounting firm for the fiscal year ended October 31, 2008.   Raich Ende Malter & Co. LLP served as our independent registered public accounting firm for the fiscal year ended October 31, 2007. The following table shows the fees that were billed for the audit and other services provided by such firms for 2008 and 2007.

	2008	2007
Meyler & Company, LLC:
Audit Fees	$68,000	$0
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0
Total	$68,000	$0

Raich Ende Malter & Co. LLP
Audit Fees	$29,306	$149,676
Audit-Related Fees
Tax Fees
All Other Fees
Total	$29,306	$149,676

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors acting as our Audit Committee preapproved the engagement of each of our independent registered public accounting firms.

PART IV

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Crystal River, Florida on January 29 , 2009.

MOBIFORM SOFTWARE, INC.
By:	/s/ Allen Ronald DeSerranno

Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report  has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
/s/ Allen Ronald DeSerranno	Chief Executive Officer, Chief Financial Officer and Director (Princial Executive, Financial and Accounting Officer)	January 29 , 2009
Allen Ronald DeSerranno

/s/ Francis V. Lorenzo	Director	January 29 , 2009

Francis V. Lorenzo

/s/ Debra Gardner	Director	January 29 , 2009

Debra Gardner

Item 7.  Financial Statements

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F 1

Consolidated Balance Sheets	F 3

Consolidated Statements of Operations	F 4

Consolidated Statement of Stockholders’ Equity	F 6

Consolidated Statements of Cash Flows	F 7

Notes to Consolidated Financial Statements	F 9

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
  Mobiform Software, Inc.
Crystal River, Florida

We have audited the accompanying consolidated balance sheet of Mobiform Software, Inc. as of October 31, 2008, and the related consolidated statements of operations, stockholders equity and cash flows for the year then ended.  Mobiform Software, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.  The consolidated financial statements of the Company as of October 31, 2007 and for the year then ended were audited by other auditors whose report dated February 22, 2008 expressed an unqualified opinion on those statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobiform Software, Inc. as of October 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $2,205,411 for the year ended October 31, 2008, has an accumulated deficit of $6,245,617 at October 31, 2008, and has negative cash flows from operations, and there are existing uncertain conditions which the Company faces relative to its obtaining financing, and capital in the equity markets.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Meyler & Company, LLC

January 16, 2009,
except as to Note 11,
as to which the date is January 23, 2009
Middletown, NJ

RAICH ENDE MALTER & CO. LLP
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Mobiform Software, Inc.

We have audited the accompanying consolidated balance sheet of Mobiform Software, Inc. and subsidiary as of October 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended October 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobiform Software, Inc. and subsidiary as of October 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

New York, New York
February 22, 2008

MOBIFORM SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2008	2007

Assets
Current Assets
Cash and Cash Equivalents	$196,512	$187,383
Certificate of Deposit	583,283	2,032,890
Accounts Receivable – Net	30,380	—
Prepaid Expenses	5,805	112,697
Total Current Assets	815,980	2,332,970

Property and Equipment – Net	164,538	192,129

Other Assets
Deferred Financing Costs	—	5,258
Security Deposits	3,650	4,650
	3,650	9,908

Total Assets	$984,168	$2,535,007

Liabilities and Stockholders’ Equity
Current Liabilities
Convertible Notes Payable	$75,000	$166,467
Accounts Payable and Accrued Liabilities	139,696	83,644
Common Share Liability	400,000	333,333
Deferred Revenue	5,833	5,833
Total Current Liabilities	620,529	589,277

Stockholders’ Equity
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	—	—
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 23,652,125	2,365	2,365
Additional Paid in Capital	6,606,891	5,983,571
Accumulated Deficit	(6,245,617)	(4,040,206)
Total Stockholders’ Equity	363,639	1,945,730

Total Liabilities and Stockholders’ Equity	$984,168	$2,535,007

See accompanying notes to consolidated financial statements..

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31,
	2008	2007

Revenue	$81,770	$57,141

Operating Expenses
Payroll Expenses	757,399	547,050
Compensation – Share Based	623,320	943,214
Consulting Fees – Share Based	66,667	563,333
Professional Fees	407,910	71,370
Advertising	265,625	69,130
Depreciation and Amortization	24,522	11,758
Consulting Fees	33,595	37,982
Office	18,939	34,733
Rent	51,232	33,492
Telephone and Communication	12,661	8,608
Travel and Conferences	16,883	24,112
Auto	2,442	10,544
Other	23,347	20,238
Total Operating Expenses	2,304,542	2,375,564

Operating Loss – Forward	(2,222,772)	(2,318,423)

Other Income (Expenses)
Interest Income	50,392	32,890
Interest Expense	(9,090)	(30,499)
Amortization – Debt Discount	(8,534)	(161,591)
Amortization – Deferred Financing Costs	(5,258)	(69,982)
Impairment Adjustment on Property	(10,149)	—
Gain from Foreign Currency Remeasurement	—	390
Loss From Disposal of Assets	—	(15,294)
Total Other Income (Expenses) – Forward	17,361	(244,086)

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31,
	2008	2007

Operating Loss – Forwarded	$(2,222,772)	$(2,318,423)

Total Other Income (Expenses) – Forwarded	17,361	(244,086)

Loss Before Income Taxes	(2,205,411)	(2,562,509)

Income Tax (Benefit)	—	(10,960)

Net Loss	$(2,205,411)	$(2,551,549)

Net Loss Per Common Share – Basic and Diluted	$(0.09)	$(0.12)

Weighted-Average Common Shares Outstanding -
Basic and Diluted	23,652,125	21,166,912

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – November 1, 2006	19,357,927	$1,936	$1,417,410	$(1,488,657)	$(69,311)

Warrants issued as partial consideration
in convertible debt placement	—	—	21,992	—	21,992

Issuance of common stock for services
per consulting contract	350,000	35	229,965	—	230,000

Issuance of common stock and warrants sold
in private placement at $1.00 per unit	3,471,000	347	3,470,653	—	3,471,000

Offering costs	—	—	(505,430)	—	(505,430)

Discount on convertible debt attributed to
beneficial conversion feature and warrants	—	—	159,215	—	159,215

Issuance of common stock upon the conversion
of debt and accrued interest	473,198	47	236,552	—	236,599

Extension of stock option agreement for cash	—	—	10,000	—	10,000

Stock based compensation	—	—	943,214	—	943,214

Net loss for the year ended October 31, 2007	—	—	—	(2,551,549)	(2,551,549)

Balance – October 31, 2007	23,652,125	2,365	5,983,571	(4,040,206)	1,945,730

Stock based compensation	—	—	623,320	—	623,320

Net loss for the year ended
October 31, 2008	—	—	—	(2,205,411)	(2,205,411)

Balance – October 31, 2008	23,652,125	$2,365	$6,606,891	$(6,245,617)	$363,639

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2008	2007

Operating Activities
Net Loss	$(2,205,411)	$(2,551,549)
Adjustments to Reconcile Net Loss to Net Cash
Used for Operating Activities:
Depreciation and Amortization	24,522	11,758
Consulting Fees – Share Based Liability	66,667	333,333
Compensation – Share Based	623,320	943,214
Consulting Fees – Share Based	—	230,000
Amortization – Debt Discount	8,534	161,591
Amortization – Deferred Financing Costs	5,258	69,982
Loss from Disposal of Assets	—	15,294
Bad Debt	5,440	—
Impairment Adjustment on Property	10,149	—

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(35,820)	15,162
Government Incentive Receivable	—	170,699
Prepaid Expenses	106,892	(112,697)
Security Deposit	1,000	(4,650)
Increase (Decrease) in:
Customer Deposit	—	(60,230)
Accounts Payable and Accrued Liabilities	56,052	5,593
Net Cash Used for Operating Activities – Forward	(1,333,397)	(772,500)

Investing Activities
Purchase of Certificate of Deposit	—	(2,032,890)
Redemption of Certificate of Deposit	1,449,607	—
Acquisition of Property and Equipment	(7,081)	(183,168)
Net Cash Provided by (Used for ) Investing Activities - Forward	1,442,526	(2,216,058)

Financing Activities
Proceeds from Issuance of Convertible Debt	—	375,000
Payment of Convertible Debt	(100,000)	—
Proceeds from Sale of Common Stock in Private Placement	—	3,471,000
Offering Costs	—	(505,430)
Proceeds from Sale of Stock Option	—	10,000
Deferred Finance Costs	—	(50,000)
Payments of Related Party Debt	—	(140,000)
Net Cash(Used for) Provided by Financing Activities – Forward	(100,000)	3,160,570

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2008	2007

Net Cash Used for Operating Activities – Forwarded	$(1,333,397)	$(772,500)

Net Cash Provided by (Used for) Investing Activities - Forwarded	1,442,526	(2,216,058)

Net Cash (Used for) Provided by Financing Activities – Forwarded	(100,000)	3,160,570

Change in Cash and Cash Equivalents	9,129	172,012

Cash and Cash Equivalents – Beginning of Years	187,383	15,371

Cash and Cash Equivalents – End of Years	$196,512	$187,383

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$10,163	$7,014
Income Taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt Discount Allocated to Warrants and Beneficial Conversion Feature	$—	$159,215
Debt and Accrued Interest Converted into Common Stock	$—	$236,599

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

(1)	Nature of Business and Basis of Presentation

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

Mobiform US and Mobiform Canada (collectively “Mobiform,” the “Company,” “we” or “us”) are in the business of developing graphics authoring products that enable software developers and designers to visually build documents and have them automatically converted into XAML (Extensible Application Markup Language) the new language in recently released Microsoft Windows Vista. We license and maintain these software products throughout the United States, Canada, and Europe.

(2)	Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities.  Since our inception, we have incurred losses, we have an accumulated deficit of $6,245,617 at October 31, 2008, and have experienced negative cash flows from operations.  The expansion and development of our business will likely require additional capital.  This condition raises substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We are presently working to raise additional capital to meet our working capital needs and are restructuring operating costs to be more in line with our projected revenues.  There can be no assurances, however, that we will be successful in our efforts to raise capital or to reduce operating costs to a level where we will attain profitability.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

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

Fair Value of Financial Statements - Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure about Fair Value of Financial Instruments,” requires the disclosure of fair values for all financial statements, both on-and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets and liabilities as of October 31, 2008 and 2007.  We generally do not require collateral related to our financial instruments.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

(3)	Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk - Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, certificates of deposit, and accounts receivable.

We maintain our cash and cash equivalents and certificates of deposit in accounts with a major financial institution in the United States in the form of demand deposits and certificates of deposit.  Deposits in these banks may exceed the amounts of insurance provided on such deposits.  As of October 31, 2008 and October 31, 2007, we had approximately $540,000 and $2,100,000, respectively, in deposits subjected to such risk.  We have not experienced any losses on our deposits of cash, cash equivalents, and certificates of deposit.

Concentrations of credit risk with respect to trade accounts receivable are limited.  We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts.  As of October 31, 2008, based on this assessment, management established an allowance for doubtful accounts of $5,440.  There was no allowance deemed necessary at October 31, 2007.  Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

Stock Based Compensation - In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board’s (“APB”) APB 25.  Among other items, SFAS 123R eliminated the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  We adopted SFAS 123R effective November 1, 2005.  We currently utilize a standard option pricing model (the Black-Scholes-Merton Model) to measure the fair value of stock options granted to employees.  Under the “modified prospective” method, which the Company has chosen to use, compensation cost is recognized in the financial statement beginning with the effective method date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required.

Advertising Expense - We expense advertising costs as incurred.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

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

Income Taxes - We account for income taxes under the provisions of FASB Statement 109, “Accounting for Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At October 31, 2008 and October 31, 2007, the entire deferred tax asset, which arises primarily from the Company's net operating loss carry forwards, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

On November 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's  consolidated  financial  position,  results of operations or cash flows at October 31, 2007 and for the year then ended, as a result of  implementing  FIN 48. At the adoption date of November 1, 2007 and at October 31, 2008, the Company did not have any unrecognized tax benefits.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of November 1, 2007 and October 31, 2008, the Company had no accrued interest or penalties.  The Company  currently has no federal or state tax  examinations  in progress  nor has it had  any  federal  or  state  tax  examinations  since  its inception.  All of the Company's tax years are subject to federal and state tax examination.

Foreign Currency - The functional currency for Mobiform Canada is the US dollar.  All monetary assets and liabilities are translated at current exchange rates and the resulting adjustments are included in other income (expense).  Income and expenses in foreign currency are translated at the exchange rate in effect at the transaction date.  The current asset and current liability amounts contained in the balance sheet at October 31, 2007 were translated at $1.053 CD to $1.00 USD.  There were no foreign current assets or current liability amounts at October 31, 2008.  Long term assets, long term liabilities, and equity accounts were translated at their historical rates.  The average translation rate applied to income statement accounts for the year ended October 31, 2007 was $0.919 CD to $1.00 USD.  There were no foreign income statement transactions during the year ended October 31, 2008.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

(3)	Summary of Significant Accounting Policies (Continued)

Deferred Financing Costs - Amounts paid for costs associated with the sale of $400,000 in convertible notes aggregated $50,000 in 2007 and $3,247 in 2006.  These costs are being amortized to interest expense over the life of the notes.  The unamortized pro rata portion of the deferred costs is charged to operations upon the conversion of the notes or any portion thereof.  As of October 31, 2008, these costs have been fully amortized.

Earnings (Loss) Per Share - The Company has adopted Statement of Financial Accounting Standards No.128, “Earnings Per Share,” which modified the calculation of earnings per share ('EPS').  Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion 15.

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.  The assumed exercise of common stock equivalents was not utilized in the years ended October 31, 2008 and 2007 since the effect would be anti-dilutive.

	Years ended
	October 31,
	2008	2007

Basic	$(0.09)	$(0.12)

Diluted	$(0.09)	$(0.12)

Equity instruments that may dilute earnings per share in the future are listed in Notes 6, 7 and 10.

Research and Development Costs - Research and development costs are expensed as incurred. There were no research and development costs in 2008 and 2007.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

4)	Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items by which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements.” The Company does not expect the adoption of SFAS No. 159 to have a material effect on its financial statements

In June 2006, the Emerging Issues Task Force (“EITF”) ratified EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. (That is, Gross Versus Net Presentation).”  A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis.  An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant.  The guidance is effective for periods beginning after December 15, 2006.  We present revenues net of taxes.  EITF 06-3 did not impact the method for recording these sales taxes in our consolidated financial statements.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

(4)	Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontroling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes.  The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  The amount of consolidated net income attributable to the parent and to the noncontroling interest be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontroling equity investment in the former subsidiary is initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontroling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontroling owners.  The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of SFAS No. 160 before December 15, 2008 is prohibited.  The Company has not evaluated the effect, if any, that SFAS No. 160 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations - Revised,” that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.   To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontroling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited.  The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

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

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP provides new accounting guidance for certain types of convertible debt instruments not addressed in previously issued accounting pronouncements requiring separate accounting for liability and equity components of convertible debt in a manner which will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for fiscal years beginning after December 15, 2008 along with interim periods within those fiscal years. Also, this FSP requires retrospective application to all periods presented with certain exceptions for instruments outstanding in the period of adoption. We believe the issuance of this FSP will have an impact on our financial reporting. However, those effects are currently indeterminable.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

(5)	Property and Equipment

Property and equipment consists of the following:

	October 31,	October 31,	Estimated
	2008	2007	Useful Lives

Condominium (1)	$129,664	$139,813	15 years
Computer Equipment	30,023	24,300	5 years
Office Equipment	24,432	24,432	5-7 years
Software	16,935	15,578	3 years
Total	201,054	204,123
Less: Accumulated Depreciation
and Amortization	(36,516)	(11,994)
	$164,538	$192,129

(1)
The decline in the United States (“U.S.”) economy and its effect on the U.S. real estate market, the State of Florida in particular, were factors which management felt were significant in relation to the carrying amount of the condominium owned by the Company.  Management determined that based on available market value data as of October 31, 2008, the carrying amount of such asset had become impaired.  As a result we recorded a charge of $10,149 to adjust the carrying amount of the condominium to fair value as of October 31, 2008.

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

In accordance with Emerging Issues Task Force Issues 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) and 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), we first allocated the proceeds received from the placement to the notes of $16,587 in 2006 and $253,233 in 2007.  The balance of proceeds received was allocated to the warrants in the amount of $8,413 in 2006 and $121,767 in 2007 as additional paid-in-capital, based on their relative fair values.  Then we recognized an imbedded beneficial conversion feature present in the convertible notes resulting in the recognition of $2,497 and $37,448 in 2006 and 2007 as debt discount and additional paid-in-capital, which is equal to the intrinsic value of the imbedded beneficial conversion feature.  The debt discount is being amortized over the 1 year maturity period of the notes as interest expense.  Amortization of $49,596 was charged to operations in 2007.  At October 31, 2008, the convertible notes outstanding aggregated $75,000.  At October 31, 2007, the convertible notes outstanding aggregated $166,467, net of unamortized debt discount of $8,533.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

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

We are authorized to issue 100,000,000 shares of common stock, par value $.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share. In February 2008, we increased the number of authorized shares of common stock from 45,000,000 to 100,000,000 to allow for potential future issuances of our common stock. At October 31, 2008 and 2007 there were 23,652,125 common shares issued and outstanding.  An additional 17,486,288 common shares were reserved for issuance as of October 31, 2008 for outstanding purchase warrants and convertible debt.  There are no shares of preferred stock issued and outstanding.

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

OCTOBER 31, 2008

(7)	Stockholders’ Equity (Continued)

In October 2005, we commenced a private placement offering of our equity securities which was completed in October 2006 (the “2006 private placement offering”).  The 2006 private placement offering was through the sale of equity units (the “2006 Units”) with each 2006 Unit consisting of 50,000 shares of our common stock at a purchase price of $10,000 per unit.  We sold approximately 7.5 of the 2006 Units in October 2005 and 47.5 of the 2006 Units in October 2006, issuing a total of 375,000 shares in October 2005 and 2,380,000 shares of our common stock in fiscal 2006.  We received proceeds of $75,000 in October 2005 and $476,000 in fiscal 2006 before offering costs of $2,000 and $91,002, respectively.  We issued warrants, which expire on March 31, 2011, as additional compensation for their services in the offering to our counsel and an investment advisor to acquire an aggregate of 810,000 shares of our common stock at $0.20 per share.  The fair value of the warrants utilizing the Black-Scholes pricing model was $161,943.

We entered into a one year consulting agreement on January 1, 2007 that either party could cancel upon 10 days notice.  As part of the compensation for services, the consultant is to receive an aggregate of 750,000 shares of the Company’s common stock.  The consultant was immediately entitled to and immediately earned 150,000 shares valued at $30,000 ($0.20 per share – the value paid in 2006 private placement offering) which was charged to operations on the date earned.  The contract provided the consultant to receive an additional 200,000 shares on October 1, 2007 whose fair value of $200,000 was charged to operations.  The issuance of the remaining common shares is contingent upon the Company’s filing form 15c2-11 and a registration statement.  As we intend to file both, we have charged operations in 2007 and have accrued a common share liability at October 31, 2007 of $333,333 for the pro rata portion of the fair value of the 400,000 shares.  The fair values of the shares issued or to be issued to the consultant is based upon the last common share sale price immediately prior to the respective dates of issuance or as at October 31, 2008 for the 400,000 common shares.

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

OCTOBER 31, 2008

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

The fair value of all the warrants issued for services is being charged to operations over the periods the warrants vest.  Amortization of the fair values charged to operations as determined by the Black-Scholes pricing model was $623,320 and $943,214 for the years ended October 31, 2008 and 2007, respectively.  All the warrants have cashless exercise provisions as defined in the warrants [See Note 10].

The fair value of each warrant is estimated on the date of grant using the Black-Scholes pricing model.  The following assumptions were made in estimating fair value:

	October 31, 2008	October 31, 2007

Dividend Yield	—%	—%
Risk-Free Interest Rate	5.25%	5.25%
Expected Life	5 Years	5 Years
Expected Volatility	280.2%	297.2% - 316.4%

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

(7)	Stockholders’ Equity (Continued)

The following table summarizes the warrants and options.

	For the Year Ended		For the Year Ended
	October 31, 2007		October 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	12,180,000	$0.48	17,423,750	$0.74
Granted	5,543,750	$1.26	140,000	$1.50
Expired/Cancelled	(300,000)	$0.20	(250,000)	$1.50
Exercised	—		—	—
Outstanding at end of period	17,423,750	$0.74	17,313,750	$0.73

The following table summarizes information about stock warrants and options outstanding as of October 31, 2008:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.20	5,630,000	2.35	$0.20	5,630,000	$0.20
$0.75	8,022,750	3.10	$0.75	6,496,750	$0.75
$1.50	3,661,000	1.32	$1.50	3,531,000	$1.50

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

(7)	Stockholders’ Equity (Continued)

The following table summarizes information about stock warrants and options outstanding as of October 31, 2007:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price

$0.20	5,630,000	3.3	$0.20	4,630,000	$0.20
$0.75	8,022,750	4.1	$0.75	3,418,750	$0.75
$1.50	3,771,000	2.3	$1.50	3,471,000	$1.50

At October 31, 2008 and October 31, 2007, the weighted-average exercise price of all warrants and options was $ $0.73 and $0.74, respectively, and the weighted-average remaining contractual life was 2.48 and 3.5 years, respectively.

(8)	Income Taxes

The Canadian federal and provincial governments grant investment tax credits for certain research and development project conducted by Canadian entities.  The Company's software development research by its Canadian subsidiary qualified for such credits of $226,000 in 2005.  The credits are either used to reduce any Canadian federal or provisional government income tax liabilities or if no tax liability exists, the credit is refunded.  As the subsidiary had no Canadian income tax liability, the entire tax credit is refundable.  In 2006 the Company received $55,000 of the credit and the balance in 2007.  The refund credits are subject to approval of the Canadian government.  The tax benefit in 2007 results from a change in the estimated Canadian tax credit refund applied for in prior periods.

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

(8)	Income Taxes (Continued)

Income tax expense consisted of the following:

	For the Years Ended
	October 31,
	2008	2007

Current:
United States	$—	$—
Foreign	—	(10,960)
	—	(10,960)

Deferred:
United States	—	—
Foreign	—	—
	—	—

Totals	$—	$(10,960)

Pre-tax (loss) consisted of the following:

	For the Years Ended
	October 31,
	2008	2007

United States	$(2,205,411)	$(2,482,689)
Foreign	—	(79,820)

	$(2,205,411)	$(2,562,509)

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Years Ended
	October 31,
	2008	2007

United States Statutory Corporate
Income Tax Rate	(34.0)%	(34.0)%
Permanent Differences	—%	6.4%
Change in Valuation Allowance on
Deferred Tax Assets	34.0%	27.6%
Effect of Foreign Earnings, Net of
Allowable Credits	—%	(0.4)%

Income Tax Provision (Benefit)	—%	(0.4)%

MOBIFORM SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008

(8)	Income Taxes (Continued)

The components of deferred tax assets (liabilities) at October 31, 2008 and 2007 are as follows:

	October 31,	October 31,
	2008	2007

Deferred Tax Assets – Current
Accrued Vacation Pay	$5,821	$7,602
Allowance for Doubtful Accounts	1,850	—
Valuation Allowance	(7,671)	(7,602)
	—	—
Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$874,531	391,486
Property and Equipment	493	(1,598)
Stock Warrants	668,622	434,026
Merger Adjustment	—	(27,139)
Valuation Allowance	(1,543,646)	(796,775)

Net Deferred Tax Asset	$—	$—

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately $747,000 and $592,000 in the years ended October 31, 2008 and 2007, respectively.

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

OCTOBER 31, 2008

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

OCTOBER 31, 2008

(10)	Commitments and Contingencies (Continued)

Employment Agreements (Continued)

We have agreements with a number of other employees that are renewed on an annual basis.  Warrants to purchase 140,000 and 524,000 shares of our common stock were issued in connection with these agreements in the years ended October 31, 2008 and 2007, respectively.  Although the warrants generally vest over the two year period at a rate of 25% every six months, the employees are required to be employed for a two year period in order to exercise the warrant.  During the years ended October 31, 2008 and 2007, 250,000 and 300,000, respectively, of these warrants were forfeited upon employee termination.

Commitments under the employment agreements are as follows:

Year Ended October 31,
2009	62,500

Total	$62,500
Leases

We presently lease office space in the United States and previously leased space in Canada, generally on an annual basis.  Rental expense for the years ended October 31, 2008 and 2007 amounted to approximately $51,000 and $33,000, respectively.  In May 2008, this agreement was extended for a one year period through May 2009 at approximately $4,000 per month.

Significant Customers

In fiscal 2008, four customers generated 23%, 21%, 20% and 12% of our revenues.  One such customer accounted for 47% of our accounts receivable at October 31, 2008.

In fiscal 2007, one customer generated 50% and three other customers generated 40% of our revenues.

(11)	Subsequent Event

In January 2009, one of our promissory convertible noteholders converted $25,000 in notes and $4,062 of accrued interest into 58,124 shares of our common stock.