Form 10-Q
period 2009-01-31
Mobiform Software Inc
filed 2009-03-17
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2009
or

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of the issuer’s common equity outstanding as of January 31, 2009 was 23,710,249 shares of common stock, par value $.0001.

MOBIFORM SOFTWARE, INC..

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

MOBIFORM SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$118,995	$196,512
Certificate of Deposit	386,858	583,283
Accounts Receivable – Net	1,575	30,380
Prepaid Expenses	2,605	5,805
Total Current Assets	510,033	815,980

Property and Equipment – Net	158,368	164,538

Other Assets
Security Deposits	3,650	3,650

Total Assets	$672,051	$984,168

Liabilities and Stockholders’ Equity
Current Liabilities
Convertible Notes Payable	$50,000	$75,000
Accounts Payable and Accrued Liabilities	108,723	139,696
Common Share Liability	—	400,000
Deferred Revenue	3,333	5,833
Total Current Liabilities	162,056	620,529

Stockholders’ Equity
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares Authorized and Unissued	—	—
Common Stock, $0.0001 Par Value; 100,000,000 Shares Authorized; Shares Issued and Outstanding, 23,710,249 at January 31, 2009 and 23,652,125 at October 31, 2008	2,371	2,365
Additional Paid in Capital	6,676,387	6,606,891
Accumulated Deficit	(6,168,763)	(6,245,617)
Total Stockholders’ Equity	509,995	363,639

Total Liabilities and Stockholders’ Equity	$672,051	$984,168

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]

	For the Three Months Ended
	January 31,
	2009	2008

Revenue	$16,126	$9,281

Operating Expenses
Payroll Expenses	179,125	187,961
Compensation – Share Based	40,440	208,725
Consulting Fees – Share Based	—	66,667
Professional Fees	56,658	71,260
Advertising	17,488	78,852
Depreciation and Amortization	6,170	5,997
Consulting Fees	13,174	3,708
Office	3,877	7,847
Rent	12,798	12,913
Telephone and Communication	3,436	4,867
Travel and Conferences	876	5,152
Auto	103	719
Other	7,235	6,408
Total Operating Expenses	341,380	661,076

Operating Loss	(325,254)	(651,795)

Other Income (Expenses)
Interest Income	3,576	20,382
Interest Expense	(1,468)	(3,529)
Gain From Derecognition of Common Share Liability	400,000	—
Amortization – Debt Discount	—	(8,533)
Amortization – Deferred Financing Costs	—	(5,258)
Total Other Income (Expenses)	402,108	3,062

Income (Loss) Before Income Taxes	76,854	(648,733)

Income Tax (Benefit)	—	—

Net Income (Loss)	$76,854	$(648,733)

Net Income (Loss) Per Common Share – Basic and Diluted	$—	$(0.03)

Weighted-Average Common Shares Outstanding -
Basic and Diluted	23,657,179	23,652,125

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Three Months Ended
	January 31,
	2009	2008

Operating Activities
Net Income (Loss)	$76,854	$(648,733)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Used for Operating Activities:
Depreciation and Amortization	6,170	5,997
Consulting Fees – Share Based Liability	—	66,667
Compensation – Share Based	40,440	208,725
Amortization – Debt Discount	—	8,533
Amortization – Deferred Financing Costs	—	5,258
Deferred Revenue	(2,500)	(2,500)
Gain From Derecognition of Common Share Liability	(400,000)	—

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	28,805	(6,602)
Prepaid Expenses	3,200	32,553
Security Deposit	—	1,000
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(26,911)	15,162
Net Cash Used for Operating Activities	(273,942)	(313,940)

Investing Activities
Redemption of Certificate of Deposit	196,425	479,617
Net Cash Provided by Investing Activities	196,425	479,617

Financing Activities
Net Cash Provided by Financing Activities	—	—

Change in Cash and Cash Equivalents	(77,517)	165,677

Cash and Cash Equivalents – Beginning of Periods	196,512	187,383

Cash and Cash Equivalents – End of Periods	$118,995	$353,060

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$—	$—
Income Taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt and Accrued Interest Converted into Common Stock	$29,062	$—

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JANUARY 31, 2009

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

(2)           Going Conern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities.  Since our inception, we have incurred losses, we have an accumulated deficit of $6,168,763 at January 31, 2009, and have experienced negative cash flows from operations.  The expansion and development of our business will likely require additional capital.  This condition raises substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We are presently working to raise additional capital to meet our working capital needs and are restructuring operating costs to be more in line with our projected revenues.  There can be no assurances, however, that we will be successful in our efforts to raise capital or to reduce operating costs to a level where we will attain profitability.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JANUARY 31, 2009

Summary of Significant Accounting Policies

Our accounting policies are set forth in Note 3 of our audited consolidated financial statements included in the Mobiform Software, Inc. 2008 Form10-KSB.

Unaudited Interim Statements - The accompanying unaudited interim consolidated financial statements as of January 31, 2009, and for the three months ended January 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of January 31, 2009 and the consolidated results of operations and consolidated cash flows for the three months ended January 31, 2009 and 2008.  The results of operations for the three months ended January 31, 2009 are not necessarily indicative of the results to be expected for the full year.

4)           Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontroling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes:  the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; and the amount of consolidated net income attributable to the parent and to the noncontroling interest be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontroling equity investment in the former subsidiary is initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontroling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontroling owners.  The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of SFAS No. 160 before December 15, 2008 is prohibited.  The Company has not evaluated the effect, if any, that SFAS No. 160 will have on its financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JANUARY 31, 2009

4)           Recent Accounting Pronouncements (Continued)

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

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." The FSP provides new accounting guidance for certain types of convertible debt instruments not addressed in previously issued accounting pronouncements requiring separate accounting for liability and equity components of convertible debt in a manner which will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for fiscal years beginning after December 15, 2008 along with interim periods within those fiscal years. Also, this FSP requires retrospective application to all periods presented with certain exceptions for instruments outstanding in the period of adoption. We believe the issuance of this FSP will have an impact on our financial reporting. However, those effects are currently indeterminable.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JANUARY  31, 2009

(5)           Property and Equipment

Property and equipment consists of the following:

	January 31,	October 31,	Estimated
	2009	2008	Useful Lives
	(Unaudited)
Condominium (1)	$129,664	$129,664	15 years
Computer Equipment	30,023	30,023	5 years
Office Equipment	24,432	24,432	5-7 years
Software	16,935	16,935	3 years
Total	201,054	201,054
Less: Accumulated Depreciation and Amortization	(42,686)	(36,516)
	$158,368	$164,538

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

(7)           Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share. In February 2008, we increased the number of authorized shares of common stock from 45,000,000 to 100,000,000 to allow for potential future issuances of our common stock. At January 31, 2009, there were 23,710,249 common shares and at October 31, 2008 there were 23,652,125 common shares issued and outstanding.  An additional 17,431,100 common shares were reserved for issuance as of January 31, 2009 for outstanding purchase warrants and convertible debt.  There are no shares of preferred stock issued and outstanding.

At January 31, 2009, we have 10,614,000 outstanding warrants to employees. The fair value of all the warrants issued for services is being charged to operations over the periods the warrants vest.  Amortization of the fair values charged to operations as determined by the Black-Scholes pricing model was $40,440 and $208,725 for the three months ended January 31, 2009 and 2008, respectively.  All the warrants have cashless exercise provisions as defined in the warrants.

We entered into a consulting agreement on January 1, 2007 that either party could cancel upon 10 days notice. As part of the compensation for services, the consultant was to receive an aggregate of 750,000 shares of the Company’s common stock. The consultant earned and was issued 350,000 shares. The issuance of the remaining 400,000 common shares was contingent upon certain actions by us. Since it was and remains our intent that such actions would be fulfilled, we charged operations in 2007 and 2008 for the value of such common shares and had an accrued common share liability at October 31, 2008 of $400,000 for the fair value of the 400,000 shares. During the first quarter of fiscal 2009 we mutually agreed with the consultant to  cancel the obligation to issue the 400,000 common shares. As a result, we reduced the accrued common share liability and recorded a gain from derecognition of common share liability for $400,000 in the first quarter of fiscal 2009.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JANUARY  31, 2009

7)           Stockholders’ Equity (Continued)

The fair value of each warrant is estimated on the date of grant using the Black-Scholes pricing model.  The following assumptions were made in estimating fair value:

October 31, 2008

Dividend Yield	—%
Risk-Free Interest Rate	5.25%
Expected Life	5 Years
Expected Volatility	280.2%

The following table summarizes the warrants and options.

	For the Year Ended		For the Three Months Ended
	October, 2008		January 31, 2009
			(Unaudited)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginningof period	17,423,750	$0..74	17,313,750	$0.73
Granted	140,000	$1.50	—	—
Expired/Cancelled	(250,000)	$1.50	—	—
Exercised	—	—	—	—
Outstanding at end of period	17,313,750	$0.73	17,313,750	$0.73

The following table summarizes information about stock warrants and options outstanding as of January 31, 2009 [Unaudited]:

				Warrants and Options
	Outstanding			Exercisable
		Weighted-	Remaining	Weighted-	Weighted
		Average	Contractual	Average	Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.20	5,630,000	2.12	$0.20	5,630,000	$0.20
$0.75	8,022,750	2.85	$0.75	6,496,750	$0.75
$1.50	3,661,000	1.30	$1.50	3,566,000	$1.50

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JANUARY 31, 2009

(7)           Stockholders’ Equity (Continued)

The following table summarizes information about stock warrants and options outstanding as of October 31, 2008:

			Warrants and Options
	Outstanding		Exercisable
		Weighted-	Remaining	Weighted-	Weighted
		Average	Contractual	Average	Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price

$0.20	5,630,000	2.35	$0.20	5,630,000	$0.20
$0.75	8,022,750	3.10	$0.75	6,496,750	$0.75
$1.50	3,661,000	1.32	$1.50	3,531,000	$1.50

At January 31, 2009 and October 31, 2008, the weighted-average exercise price of all outstanding warrants and options was $ $0.73 and $0.73, respectively, and the weighted-average remaining contractual life was 2.28 and 2.48 years, respectively.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JANUARY 31, 2009

(8)           Income Taxes

Income tax expense consisted of the following:

For the Three Months Ended
January 31,
	2009	2008
	(Unaudited)	(Unaudited)
Current:
Federal	$—	$—
State	—	—
	—	—

Deferred:
Federal	—	—
State	—	—
	—	—

Totals	$—	$—

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended
	January 31,
	2009	2008
	(Unaudited)	(Unaudited)

United States Statutory Corporate
Income Tax Rate	(34.0)%	(34.0)%
Permanent Differences	—%	—%
Change in Valuation Allowance on
Deferred Tax Assets	34.0%	34.0%

Income Tax Provision (Benefit)	—%	—%

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JANUARY 31, 2009

(8)           Income Taxes (Continued)

The components of deferred tax assets (liabilities) at January 31, 2009 and October 31, 2008 are as follows:

	January 31,	October 31,
	2009	2008
	(Unaudited)
Deferred Tax Assets – Current
Accrued Vacation Pay	$5,773	$5,821
Allowance for Doubtful Accounts	1,850	1,850
Valuation Allowance	(7,623)	(7,671)
	—	—
Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$971,040	$874,531
Property and Equipment	153	493
Stock Warrants	546,372	668,622
Valuation Allowance	(1,517,565)	(1,543,646)

Net Deferred Tax Asset	$—	$—

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance (decreased) increased by approximately ($26,000) and $747,000 for the three months ended January 31, 2009 and the year ended October 31, 2008, respectively.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Our products can be utilized by many vertical markets. We have already entered into agreements with companies to use our technology in the fields of Industrial Automation, Medical Software, and Energy Monitoring.

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
Stock Based Compensation – In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board’s (“APB”) APB 25. Among other items, SFAS 123R eliminated the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  We adopted SFAS 123R effective January 1, 2006.  We currently utilize a standard option pricing model (the Black-Scholes-Merton Model) to measure the fair value of stock options granted to employees.  Under the “modified prospective” method, which we have chosen to use, compensation cost is recognized in the financial statements beginning with the effective method date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.
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

	For The Three Months ended January 31,
	2009	2008
Revenues	$16,126	$9,281

Operating expenses:
Compensation costs	219,565	396,686
Consulting fees	13,174	70,375
Advertising	17,488	78,852
Professional fees	56,658	71,260

Interest and debt costs	1,468	17,320
Other income	403,576	20,382
Income tax provision ( benefit)	—	—

Net income (loss)	$76,854	$(648,733)
Net income (loss) per share – basic and diluted	$—	$(0.03)

Comparison of the Three Months Ended January 31, 2009 and 2008
Revenues
Our revenues for the three months ended January 31, 2009 and 2008, of $16,126 and $9,281 respectively remain primarily from services.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. Revenues for the year increased by approximately $7,000 or 74%. We are currently selling our software over the internet & are in initial discussions with companies which may want to license or joint venture some of our software applications.

Operating Expenses
Our operating expenses consist primarily of compensation costs, advertising and professional services.
Compensation costs consist of payroll and share based compensation, primarily through the issuance of warrants, to employees. Payroll and share based compensation amounted to $179,125 and $40,440 respectively, in the three months ended January 31, 2009 compared to $187,961 and $208,725, respectively, in the three months ended January 31, 2008. Payroll decreased $8,836 (5%) as we continued to implement our strategic plan while we maintained our payroll costs.  Share based compensation costs decreased $168,285 (81%) as we now issue warrants to employees on a more selective basis, determined by their qualifications and performance.
Advertising costs have decreased to $17,488 in the three months ended January 31, 2009 from $78,852 in the three months ended January 31, 2008, a decrease of $61,364 (78%).
Professional fees decreased from $71,260 in the three months ended January 31, 2008 to $56,658 in the three months ended January 31, 2009. The decrease of $14,602 (21%) is primarily a result of investment banking, accounting, audit and legal fees incurred in preparation of our filing as a registered public company in 2008. We expect these fees to decrease during fiscal 2009. We also incurred no share based consulting fees in 2009, a decrease of $66,667 (100%) from the amount incurred in the three months ended January 31, 2008.

Interest and Debt Costs
Interest expense, the amortization of the convertible debentures’ debt discount and deferred financing costs decreased from $17,320 in the three months ended January 31, 2008 to $1,468 in the three months ended January 31, 2009. The decrease of $15,852 was primarily due to the debt discount ($8,533) and deferred financing costs ($5,258) becoming fully amortized in the first quarter of fiscal 2008. Interest expense decreased from $3,529 to $1,468 since $25,000 of the convertible debentures were converted into shares of our common stock in the three months ended January 31, 2009.  The remaining $50,000 in convertible debentures is outstanding as of January 31, 2009.

Other Income
Other income increased from $20,382 in the three months ended January 31, 2008 to $403,576 in the three months ended January 31, 2009 primarily due to $400,000 of gain from derecognition of common share liability. We entered into a consulting agreement on January 1, 2007 that either party could cancel upon 10 days notice. As part of the compensation for services, the consultant was to receive an aggregate of 750,000 shares of the Company’s common stock. The consultant earned and was issued 350,000 shares. The issuance of the remaining 400,000 common shares was contingent upon certain actions by us. Since it was and remains our intent that such actions would be fulfilled, we charged operations in 2007 and 2008 for the value of such common shares and had an accrued common share liability at October 31, 2008 of $400,000 for the fair value of the 400,000 shares. During the first quarter of fiscal 2009 we mutually agreed with the consultant to  cancel the obligation to issue the 400,000 common shares. As a result, we reduced the accrued common share liability and recorded a gain from derecognition of common share liability for $400,000 in the first quarter of fiscal 2009.

Income Taxes
The potential future tax benefits resulting from cumulative pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Income (Loss)
Net income (loss) in the three months ended January 31, 2009 totaled $76,854 compared to ($648,733) in the three months ended January 31, 2008, an increase of $725,587, primarily due to the reduction of share-based costs and the gain from derecognition of common share liablility.

Liquidity and Capital Resources

We have funded our operations primarily through private placement financings.
In January 2009, a noteholder converted a $25,000 promissory note and $4,062 of accrued interest into 58,124 shares of common stock.
At January 31, 2009 we had cash and cash equivalents and certificates of deposit of $506,000 compared to $780,000 at October 31, 2008. The decrease of $274,000 is attributable to our operating losses.

Cash Flows
Net cash used for operating activities amounted to $274,000 and $314,000 in the three months ended January 31, 2009 and 2008, respectively. Operating costs for compensation, advertising and professional fees were incurred as we implemented our overall strategic business plan and completed the filing of our registration statement.

In the three months ended January 31, 2009 and 2008, respectively, we redeemed $197,000 and $480,000 of our certificate of deposit to use for operating cash.

We believe that cash and cash equivalents and certificates of deposit on hand at January 31, 2009 will not be sufficient to fund our operations at their current level for the next 12 months. At this time we anticipate that we will require new sources of capital or will need to scale down our operations to be more in line with our income and projected income.

Contractual Obligations
N/A

Off-Balance Sheet Arrangements
As of January 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
Our exposure to market rate risk for changes in interest rates relates primarily to our certificates of deposit. At January 31, 2009, these were at fixed rates. Fixed rate financial instruments may have their value adversely impacted due to rising interest rates. Thus, our future investment income may fall short of expectations due to changes in interest rates.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard, which is effective upon approval by the Securities and Exchange Commission (“SEC”), is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

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

ITEM  4T.  CONTROLS  AND  PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.

Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) at the end of the period covered by this Quarterly Report.

Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relative to our company required to be disclosed in our periodic filings with the SEC.

Change in Internal Controls

Our Certifying Officer has indicated that there was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to affect,  such control.

PART II.  OTHER INFORMATION
ITEM 1A. RISK FACTORS.
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

Risk Factors Relating to Our Business

The folowing are some, but not all, of the Risk Factors disclosed in our annual report on Form 10-KSB:

Our limited cash balance will only permit us to operate for a limited time, unless our revenues rise substantially or we obtain additional financing soon.
Unless we obtain cash from revenues and/or financing our  current assets of $510,033 would be exhausted in less than five months at our cash “burn” rate of $111,116 experienced during our last fiscal year.
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

As of January 31, 2009 we had an accumulated deficit of $6,168,763. We may not achieve profitability if our revenues increase more slowly than we expect, and/or if operating expenses exceed our expectations or cannot be adjusted to compensate for lower than expected revenues. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause our stock price to decline, if and when our Common Stock commences trading, of which there is no assurance.

ITEM 6.     EXHIBITS

31.1     Certification by the Principal Executive Officer and Principal Financial Officer of Mobiform Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)) (furnished herewith).

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

Dated: March 17, 2009

MOBIFORM SOFTWARE, INC.

	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer