Form 10-Q
period 2009-04-30
Mobiform Software Inc
filed 2009-06-12
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2009
or

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

Issuer's telephone number (352) 564-9610
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
☑ Yes ☐ No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes☐ No

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
The number of shares of the issuer’s common equity outstanding as of June 10, 2009 was 23,710,249 shares of common stock, par value $.0001.

MOBIFORM SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION
MOBIFORM SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$31,923	$196,512
Certificate of Deposit	188,494	583,283
Accounts Receivable – Net	14,640	30,380
Prepaid Expenses	3,452	5,805
Total Current Assets	238,509	815,980

Property and Equipment – Net	152,943	164,538

Other Assets
Security Deposits	3,650	3,650

Total Assets	$395,102	$984,168

Liabilities and Stockholders’ Equity
Current Liabilities
Convertible Notes Payable	$50,000	$75,000
Accounts Payable and Accrued Liabilities	38,038	139,696
Common Share Liability	—	400,000
Deferred Revenue	833	5,833
Total Current Liabilities	88,871	620,529

Stockholders’ Equity
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	—	—
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 23,710,249 at
April 30, 2009 and 23,652,125 at October 31, 2008	2,371	2,365
Additional Paid in Capital	6,690,624	6,606,891
Accumulated Deficit	(6,386,764)	(6,245,617)
Total Stockholders’ Equity	306,231	363,639

Total Liabilities and Stockholders’ Equity	$395,102	$984,168

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Revenue	$31,701	$16,435	$47,827	$25,716

Operating Expenses
Payroll Expenses	123,278	174,183	302,403	362,144
Compensation – Share Based	14,237	188,123	54,677	396,848
Consulting Fees – Share Based	—	—	—	66,667
Professional Fees	43,134	146,086	99,792	217,346
Advertising	15,877	54,713	33,365	133,565
Depreciation and Amortization	5,425	6,058	11,595	12,055
Consulting Fees	15,293	14,705	28,467	18,413
Office	7,076	4,198	10,953	12,045
Rent	12,274	11,868	25,072	24,781
Telephone and Communication	2,648	2,492	6,084	7,359
Travel and Conferences	7,045	5,741	7,921	10,893
Auto	529	328	632	1,047
Other	3,513	6,947	10,748	13,355
Total Operating Expenses	250,329	615,442	591,709	1,276,518

Operating Loss	(218,628)	(599,007)	(543,882)	(1,250,802)

Other Income (Expenses)
Interest Income	1,636	16,294	5,212	36,676
Interest Expense	(1,009)	(2,587)	(2,477)	(6,115)
Amortization – Debt Discount	—	—	—	(8,534)
Amortization – Deferred Financing Costs	—	—	—	(5,258)
Gain from Derecognition of Common Share Liability	—	—	400,000	—
Total Other Income (Expenses)	627	13,707	402,735	16,769

Loss Before Income Taxes	(218,001)	(585,300)	(141,147)	(1,234,033)

Income Tax	—	—	—	—

Net Loss	$(218,001)	$(585,300)	$(141,147)	$(1,234,033)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.05)

Weighted-Average Common Shares Outstanding – Basic and Diluted	23,710,249	23,652,125	23,683,274	23,652,125

See accompanying notes to consolidated financial statements.

 MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Six Months Ended
	April 30,
	2009	2008

Operating Activities
Net Loss	$(141,147)	$(1,234,033)
Adjustments to Reconcile Net Loss to Net Cash
Used for Operating Activities:
Depreciation and Amortization	11,595	12,055
Consulting Fees – Share Based Liability	—	66,667
Compensation – Share Based	54,677	396,848
Amortization – Debt Discount	—	8,534
Amortization – Deferred Financing Costs	—	5,258
Gain from Derecognition of Common Share Liability	(400,000)	—
Deferred Revenue	(5,000)	(5,000)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	15,740	(12,086)
Prepaid Expenses	2,353	39,292
Security Deposit	—	1,000
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(97,596)	8,170
Net Cash Used for Operating Activities	(559,378)	(713,295)

Investing Activities
Redemption of Certificate of Deposit	394,789	963,324
Acquisition of Property & Equipment	—	(1,213)
Net Cash Provided by Investing Activities	394,789	962,111

Financing Activities
Payment of convertible debt	—	(100,000)
Net Cash Used for Financing Activities	—	(100,000)

Change in Cash and Cash Equivalents	(164,589)	148,816

Cash and Cash Equivalents – Beginning of Periods	196,512	187,383

Cash and Cash Equivalents – End of Periods	$31,923	$336,199

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$—	$10,163
Income Taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt and Accrued Interest Converted into Common Stock	$29,062	$—

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2009

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

 (2)           Going Conern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities.  Since our inception, we have incurred losses, we have an accumulated deficit of $6,386,764 at April 30, 2009, and have experienced negative cash flows from operations.  The expansion and development of our business will likely require additional capital.  This condition raises substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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
APRIL 30, 2009

(3)	Summary of Significant Accounting Policies

Our accounting policies are set forth in Note 3 of our audited consolidated financial statements included in the Mobiform Software, Inc. 2008 Form10-KSB.

Unaudited Interim Statements - The accompanying unaudited interim consolidated financial statements as of April 30, 2009, and for the three and six months ended April 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of April 30, 2009 and the consolidated results of operations for the three and six months ended April 30, 2009 and 2008 and consolidated cash flows for the six months ended April 30, 2009 and 2008.  The results of operations for the six months ended April 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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
APRIL 30, 2009

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

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
APRIL  30, 2009

(5)           Property and Equipment

Property and equipment consists of the following:

	April 30,	October 31,	Estimated
	2009	2008	Useful Lives
	(Unaudited)
Condominium (1)	$129,664	$129,664	15 years
Computer Equipment	30,023	30,023	5 years
Office Equipment	24,432	24,432	5-7 years
Software	16,935	16,935	3 years
Total	201,054	201,054
Less: Accumulated Depreciation
and Amortization	(48,111)	(36,516)
	$152,943	$164,538

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

(7)           Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share. In February 2008, we increased the number of authorized shares of common stock from 45,000,000 to 100,000,000 to allow for potential future issuances of our common stock. At April 30, 2009, there were 23,710,249 common shares and at October 31, 2008 there were 23,652,125 common shares issued and outstanding.  An additional 17,243,116 common shares were reserved for issuance as of April 30, 2009 for outstanding purchase warrants and convertible debt.  There are no shares of preferred stock issued and outstanding.

At April 30, 2009, we have 10,424,000 outstanding warrants to employees. The fair value of all the warrants issued for services is being charged to operations over the periods the warrants vest.  Amortization of the fair values charged to operations as determined by the Black-Scholes pricing model was $54,677 and $396,848 for the six months ended April 30, 2009 and 2008, respectively.  All the warrants have cashless exercise provisions as defined in the warrants.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2009

7)           Stockholders’ Equity (Continued)

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

The fair value of each warrant is estimated on the date of grant using the Black-Scholes pricing model.  The following assumptions were made in estimating fair value:

October 31, 2008

Dividend Yield	—%
Risk-Free Interest Rate	5.25%
Expected Life	5 Years
Expected Volatility	280.2%

The following table summarizes the warrants and options.

	For the Year Ended		For the Six Months Ended
	October, 2008		April 30, 2009
			(Unaudited)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	17,423,750	$0.74	17,313,750	$0.73
Granted	140,000	$1.50	—	—
Expired/Cancelled	(250,000)	$1.50	(190,000)	$1.50
Exercised	—	—	—	—
Outstanding at end of period	17,313,750	$0.73	17,123,750	$0.72

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2009

(7)           Stockholders’ Equity (Continued)

The following table summarizes information about stock warrants and options outstanding as of April 30, 2009 [Unaudited]:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.20	5,630,000	1.93	$0.20	5,630,000	$0.20
$0.75	8,022,750	2.60	$0.75	8,022,750	$0.75
$1.50	3,471,000	0.92	$1.50	3,471,000	$1.50

The following table summarizes information about stock warrants and options outstanding as of October 31, 2008:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price

$0.20	5,630,000	2.35	$0.20	5,630,000	$0.20
$0.75	8,022,750	3.10	$0.75	6,496,750	$0.75
$1.50	3,661,000	1.32	$1.50	3,531,000	$1.50

At April 30, 2009 and October 31, 2008, the weighted-average exercise price of all outstanding warrants and options was $ $0.72 and $0.73, respectively, and the weighted-average remaining contractual life was 2.01 and 2.48 years, respectively.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2009

(8)           Income Taxes

Income tax expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
	—	—	—	—

Deferred:
Federal	—	—	—	—
State	—	—	—	—
	—	—	—	—

Totals	$—	$—	$—	$—

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States Statutory Corporate
Income Tax Rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Permanent Differences	—%	—%	—%	—%
Change in Valuation Allowance on
Deferred Tax Assets	34.0%	34.0%	34.0%	34.0%

Income Tax Provision (Benefit)	—%	—%	—%	—%

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2009

(8)           Income Taxes (Continued)

The components of deferred tax assets (liabilities) at April 30, 2009 and October 31, 2008 are as follows:

	April 30,	October 31,
	2009	2008
	(Unaudited)
Deferred Tax Assets – Current
Accrued Vacation Pay	$2,317	$5,821
Allowance for Doubtful Accounts	1,850	1,850
Valuation Allowance	(4,167)	(7,671)
	—	—
Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$1,044,115	$874,531
Property and Equipment	(1,173)	493
Stock Warrants	551,212	668,622
Valuation Allowance	(1,594,154)	(1,543,646)

Net Deferred Tax Asset	$—	$—

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately $47,000 and $747,000 for the six months ended April 30, 2009 and the year ended October 31, 2008, respectively.

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

Executive Summary
Since 2003, Mobiform’s experience in Microsoft .NET graphics technology has given us a unique perspective and insight into new data visualization possibilities with emerging technologies.

Mobiform specializes in the compelling visualization of real-time data. Mobiform has produced exceptional data visualization solutions for manufacturing, power & utilities, automation, and other fields of business making use of HMI (Human Machine Interface) and SCADA (Supervisory Control and Data Acquisition) software products. Recognizing that data visualization can be used in multiple vertical markets, Mobiform will be leveraging our technology to expand into other lines of business like digital signage, financial, healthcare and touch-screen solutions.

Mobiform’s in-house expertise and experience has provided us the opportunity to partner with companies from various vertical markets, and assist them to develop custom solutions that meet their specific needs. Our goal is to help our clients transfer their real-time production and operational data into actionable information through graphically-compelling, functional, and intuitive user interfaces.

Products and Services
Our technology team has more than 20 years of experience in software design and development and has designed, built and delivered, over the years, world-class software solutions. In addition to software development, our company also derives income from consulting services and contract development.

Overall Strategic Goals
Mobiform’s intent since inception has been to use this model as a foundation for growing our business. Our plans include developing a ‘Technology Toolbox’ of software development components and design technology that can be used repeatedly as we deliver a variety of software products for consumers and industry in a wide range of verticals. If you can take a piece of technology, hardware, or any manufactured item, and reuse it over and over in different products you can achieve a very high return on investment for your research and development efforts.

This toolbox is a set of software components that can be reused in various software products. The types of software developed in our toolbox include software components for visualizing information, LED displays, gauges, charting and mapping controls. Mobiform calls these our ‘VantagePoint Controls™’  Mobiform has created additional technology for graphics design for our technology toolbox. ‘Aurora’ is a Graphics Design Platform that can be used to provide design capabilities inside of software applications built for Microsoft Windows.

Product Description
With the Technology Toolbox in place, we can quickly assemble data visualization software products for monitoring real time data. Our initial target market is monitoring and control for heavy industry since this is an area in which the Mobiform team already has expertise. Over time, the company can expand into financial, drafting, digital signage and eLearning markets all leveraging the same set of core technologies.

Mobiform has assembled its first vertical market application. ‘Status Vision Designer®’ was released in January 2009 as an industrial control and monitoring application for heavy industry and manufacturing.

Status falls into the category of a SCADA (Supervisory Control and Data Acquisition) or HMI (Human Machine Interface) software application.

Status Vision Designer® is a powerful data visualization software package that allows the user to create highly graphical screens and connect the controls on the screens to real-time data. The screens can then be published and viewed by anyone within the company or from the web.

Status has built-in connectivity to real-time OPC (Open Process Control) data and can very easily be extended to bind to other types of data. OPC data is primarily used in the manufacturing and process control industries. The market appeal for Status is its ability to connect to a variety of OPC servers and display real-time data from hundreds of data sources.

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

Revenue Strategy
We are currently generating revenues through licensing of our technology to various software companies, retailing portions of our technology as software development components, and we expect in the near future, retailing our software solutions to specific vertical markets. A smaller portion of our revenue will come from consulting services and custom development.

We are currently selling our products directly over the Internet from our website and through resellers. In the future, we intend to distribute Aurora through retail outlets and original equipment manufacturers (OEMs). We will also target potential customers to offer customized applications to meet their industry requirements.

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

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$31,701	$16,435	$47,827	25,716

Operating expenses
Compensation costs	137,515	362,306	357,080	758,992
Consulting fees	15,293	14,705	28,467	85,080
Advertising	15,877	54,713	33,365	133,565
Professional fees	43,134	146,086	99,792	217,346

Interest and debt costs	1,009	2,587	2,477	19,907
Income tax provision (benefit)	—	—	—	—

Net loss	(218,001)	(585,300)	(141,147)	(1,234,033)

Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.05)

Comparison of the Three Months Ended April 30, 2009 and 2008

Revenues

Our revenues for the three months ended April 30, 2009 and 2008, of $31,701 and $16,435 respectively remain primarily from services.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. Revenues for the period increased by approximately $15,000 or 93%. We are currently selling our software over the internet and are in initial discussions with companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and share based compensation, primarily through the issuance of warrants, to employees. Payroll and share based compensation amounted to $123,278 and $14,237 respectively, in the three months ended April 30, 2009 compared to $174,183 and $188,123, respectively, in the three months ended April 30, 2008. Payroll decreased $50,905 (29%) as we continued to implement our strategic plan while we maintained our payroll costs.  Share based compensation costs decreased $173,886 (92%) as we now issue warrants to employees on a more selective basis, determined by their qualifications and performance.

Advertising costs have decreased to $15,877 in the three months ended April 30, 2009 from $54,713 in the three months ended April 31, 2008, a decrease of $38,836 (71%). We temporarily reduced our advertising budget as a means of preserving capital as we implement our plan for revenue growth.

Professional fees decreased from $146,086 in the three months ended April 30, 2008 to $43,134 in the three months ended April 30, 2009. The decrease of $102,952 (70%) is primarily a result of investment banking, accounting, audit and legal fees incurred in preparation of our filing as a registered public company in 2008. We expect these fees to decrease during fiscal 2009.

Interest and Debt Costs

Interest expense decreased from $2,587 in the three months ended April 30, 2008 to $1,009 in the three months ended April 30, 2009. The decrease of $1,578 was due to the conversion of $25,000 of the convertible debentures into shares of our common stock in the first quarter of fiscal 2009.  The remaining $50,000 in convertible debentures is outstanding as of April 30, 2009.

Net Loss

Net loss in the three months ended April 30, 2009 totaled $218,001 compared to $585,300 in the three months ended April 30, 2008, a decrease of $367,299 (63%).

Comparison of the Six Months Ended April 30, 2009 and 2008

Revenues

Our revenues for the six months ended April 30, 2009 and 2008, of $47,827 and $25,716 respectively remain primarily from services.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. Revenues for the period increased by approximately $22,000 or 86%. We are currently selling our software over the internet and are in initial discussions with companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and share based compensation, primarily through the issuance of warrants, to employees. Payroll and share based compensation amounted to $302,403 and $54,677 respectively, in the six months ended April 30, 2009 compared to $362,144 and $396,848, respectively, in the six months ended April 30, 2008. Payroll decreased $59,741 (16%) as we continued to implement our strategic plan while we maintained our payroll costs.  Share based compensation costs decreased $342,171 (86%) as we now issue warrants to employees on a more selective basis, determined by their qualifications and performance.

Advertising costs have decreased to $33,365 in the six months ended April 30, 2009 from $133,565 in the six months ended April 30, 2008, a decrease of $100,200 (75%). We reduced our advertising budget temporarily as a means of preserving capital as we implement our plan for revenue growth.

Professional fees decreased from $217,346 in the six months ended April 30, 2008 to $99,792 in the six months ended April 30, 2009. The decrease of $117,554 (54%) is primarily a result of investment banking, accounting, audit and legal fees incurred in preparation of our filing as a registered public company in 2008. We expect these fees to decrease throughout fiscal 2009. We also incurred no share based consulting fees in 2009, a decrease of $66,667 (100%) from the amount incurred in the six months ended April 30, 2008.

Interest and Debt Costs

Interest expense, the amortization of the convertible debentures’ debt discount and deferred financing costs decreased from $19,907 in the six months ended April 30, 2008 to $2,477 in the six months ended April 30, 2009. The decrease of $17,430 (88%) was primarily due to the debt discount ($8,534) and deferred financing costs ($5,258) becoming fully amortized in the first quarter of fiscal 2008. Interest expense decreased from $6,115 to $2,477, since $25,000 of convertible debentures were converted into shares of our common stock in the six months ended April 30, 2009.  The remaining $50,000 in convertible debentures is outstanding as of April 30, 2009.

Income Taxes

The potential future tax benefits resulting from pre-tax losses of $141,147 in fiscal 2009 and $1,234,033 in fiscal 2008 have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Loss

Net loss in the six months ended April 30, 2009 totaled $141,147 compared to $1,234,033 in the six months ended April 30, 2008, a decrease of $1,092,886 (89%).

Liquidity and Capital Resources

We have funded our operations primarily through private placement financings.

In January 2009, a noteholder converted a $25,000 promissory note and $4,062 of accrued interest into 58,124 shares of common stock.

At April 30, 2009 we had cash and cash equivalents and certificates of deposit of $220,000 compared to $780,000 at October 31, 2008. The decrease of $560,000 is attributable to our operating losses.

Cash Flows

Net cash used for operating activities amounted to $559,000 and $713,000 in the six months ended April 30, 2009 and 2008, respectively. Operating costs for compensation, advertising and professional fees were incurred as we implemented our overall strategic business plan and completed the filing of our registration statement.

In the six months ended April 30, 2009 and 2008, respectively, we redeemed $395,000 and $963,000 of our certificate of deposit to use for operating cash.

We believe that cash and cash equivalents and certificates of deposit on hand at April 30, 2009 will not be sufficient to fund our operations at their current level for the next 12 months. At this time we anticipate that we will require new sources of capital or will need to scale down our operations to be more in line with our income and projected income.

Contractual Obligations

N/A

Off-Balance Sheet Arrangements

As of April 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our certificates of deposit. At April 30, 2009, these were at fixed rates. Fixed rate financial instruments may have their value adversely impacted due to rising interest rates. Thus, our future investment income may fall short of expectations due to changes in interest rates.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard, which is effective upon approval by the Securities and Exchange Commission (“SEC”), is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". The FSP provides new accounting guidance for certain types of convertible debt instruments not addressed in previously issued accounting pronouncements requiring separate accounting for liability and equity components of convertible debt in a manner which will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for fiscal years beginning after December 15, 2008 along with interim periods within those fiscal years. Also, this FSP requires retrospective application to all periods presented with certain exceptions for instruments outstanding in the period of adoption. We believe the issuance of this FSP will have an impact on our financial reporting. However, those effects are currently indeterminable.

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

Change in Internal Controls

Our Certifying Officer has indicated that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to affect,  such control.

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

Risk Factors Relating to Our Business

The following are some, but not all, of the Risk Factors disclosed in our annual report on Form 10-KSB:

Our limited cash balance will only permit us to operate for a limited time, unless our revenues rise substantially or we obtain additional financing soon.
Unless we obtain cash from revenues and/or financing our  current assets of $238,509 would be exhausted in about two months at our cash “burn” rate of $111,116 experienced during our last fiscal year.
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
We have incurred substantial net losses since our inception, and we may be unable to achieve profitability in the future. If we continue to incur losses, we may be unable to implement our business plan described herein, including the following:

•      increase the number of products we sell

•      increase our sales and marketing activities, including the number of our sales personnel

•      acquire additional businesses.

As of April 30, 2009 we had an accumulated deficit of $6,386,764. We may not achieve profitability if our revenues increase more slowly than we expect, and/or if operating expenses exceed our expectations or cannot be adjusted to compensate for lower than expected revenues. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause our stock price to decline, if and when our Common Stock commences trading, of which there is no assurance.

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

Dated: June 12, 2009

MOBIFORM SOFTWARE, INC.

	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer