Form 10-Q
period 2009-07-31
Mobiform Software Inc
filed 2009-09-14
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2009
or

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
☐Yes  ☐ No

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

The number of shares of the issuer’s common equity outstanding as of  September 11, 2009 was 24,310,656 shares of common stock, par value $.0001.

MOBIFORM SOFTWARE, INC.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

MOBIFORM SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$49,254	$196,512
Certificate of Deposit	79,091	583,283
Accounts Receivable – Net	22,503	30,380
Prepaid Expenses	218,493	5,805
Total Current Assets	369,341	815,980

Property and Equipment – Net	35,881	164,538

Other Assets
Security Deposits	3,650	3,650

Total Assets	$408,872	$984,168

Liabilities and Stockholders’ Equity
Current Liabilities
Convertible Notes Payable	$50,000	$75,000
Accounts Payable and Accrued Liabilities	62,103	139,696
Common Share Liability	—	400,000
Deferred Revenue	8,333	5,833
Total Current Liabilities	120,436	620,529

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	—	—
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,210,656 at
July 31, 2009 and 23,652,125 at October 31, 2008	2,421	2,365
Additional Paid in Capital	6,915,233	6,606,891
Accumulated Deficit	(6,629,218)	(6,245,617)
Total Stockholders’ Equity	288,436	363,639

Total Liabilities and Stockholders’ Equity	$408,872	$984,168

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008

Revenue	$19,350	$13,314	$67,177	$39,030

Operating Expenses
Payroll Expenses	146,356	195,579	448,759	557,723
Compensation – Share Based	8,659	121,555	63,336	518,403
Consulting Fees – Share Based	6,326	—	6,326	66,667
Professional Fees	30,827	66,561	130,619	283,907
Advertising	3,585	80,501	36,950	214,066
Depreciation and Amortization	4,580	6,146	16,175	18,201
Consulting Fees	13,708	14,432	42,175	32,845
Office	1,594	4,711	12,547	16,756
Rent	8,913	12,955	33,985	37,736
Telephone and Communication	2,715	2,285	8,799	9,644
Travel and Conferences	2,195	1,746	10,116	12,639
Auto	154	510	786	1,557
Other	4,855	2,918	15,603	16,273
Total Operating Expenses	234,467	509,899	826,176	1,786,417

Operating Loss	(215,117)	(496,585)	(758,999)	(1,747,387)

Other Income (Expenses)
Interest Income	1,034	8,441	6,246	45,117
Interest Expense	(1,008)	(1,512)	(3,485)	(7,627)
Loss on Sale of Asset	(27,363)	—	(27,363)	—
Gain from Derecognition of Common Share Liability	—	—	400,000	—
Amortization – Debt Discount	—	—	—	(8,534)
Amortization – Deferred Financing Costs	—	—	—	(5,258)
Total Other Income (Expenses)	(27,337)	6,929	375,398	23,698

Loss Before Income Taxes	(242,454)	(489,656)	(383,601)	(1,723,689)

Provision for Income Taxes	—	—	—	—

Net Loss	$(242,454)	$(489,656)	$(383,601)	$(1,723,689)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.07)

Weighted-Average Common Shares Outstanding – Basic and Diluted	23,760,391	23,652,125	23,709,262	23,652,125

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Nine Months Ended
	July 31,
	2009	2008

Operating Activities
Net Loss	$(383,601)	$(1,723,689)
Adjustments to Reconcile Net Loss to Net Cash Used for Operating Activities:
Depreciation and Amortization	16,175	18,201
Consulting Fees – Share Based	6,326	66,667
Compensation – Share Based	63,336	518,403
Gain from Derecognition of Common Share Liability	(400,000)	—
Loss on Sale of Asset	27,363	—
Deferred Revenue	2,500	2,500
Amortization – Debt Discount	—	8,534
Amortization – Deferred Financing Costs	—	5,258

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	7,877	(12,180)
Prepaid Expenses	(3,014)	80,198
Security Deposit	—	1,000
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(73,531)	(33,326)
Net Cash Used for Operating Activities	(736,569)	(1,068,434)

Investing Activities
Redemption of Certificate of Deposit	504,192	1,254,883
Proceeds from Sale of Asset	85,119	—
Acquisition of Property & Equipment	—	(7,081)
Net Cash Provided by Investing Activities	589,311	1,247,802

Financing Activities
Payment of convertible debt	—	(100,000)
Net Cash Used for Financing Activities	—	(100,000)

Change in Cash and Cash Equivalents	(147,258)	79,368

Cash and Cash Equivalents – Beginning of Periods	196,512	187,383

Cash and Cash Equivalents – End of Periods	$49,254	$266,751

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$—	$10,163
Income Taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt and Accrued Interest Converted into Common Stock	$29,062	$—
Common Stock Issued for Prepaid Consulting Expense	$216,000	$—

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JULY 31, 2009

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

 (2)          Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities.  Since our inception, we have incurred losses, we have an accumulated deficit of $6,629,218 at July 31, 2009, and have experienced negative cash flows from operations.  The expansion and development of our business will likely require additional capital.  This condition raises substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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
JULY 31, 2009

(3)	Summary of Significant Accounting Policies

Our accounting policies are set forth in Note 3 of our audited consolidated financial statements included in the Mobiform Software, Inc. 2008 Form10-KSB.

Unaudited Interim Statements - The accompanying unaudited interim consolidated financial statements as of July 31, 2009, and for the three and nine months ended July 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of July 31, 2009 and the consolidated results of operations for the three and nine months ended July 31, 2009 and 2008 and consolidated cash flows for the nine months ended July 31, 2009 and 2008.  The results of operations for the nine months ended July 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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
JULY 31, 2009

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

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JULY 31, 2009

4)           Recent Accounting Pronouncements (Continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The Company adopted SFAS No. 165 on a prospective basis effective May 1, 2009. The provisions of  SFAS No. 165 provide guidance related to the accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or are available to be issued. The Company evaluated events between the end of the most recent quarter, July 31, 2009, and September 14, 2009, the date the consolidated financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning August 1, 2009. The adoption of SFAS No. 168 will have no effect on the consolidated financial statements.

(5)           Property and Equipment

Property and equipment consists of the following:

	July 31,	October 31,	Estimated
	2009	2008	Useful Lives
	(Unaudited)
Condominium (1)	$—	$129,664	15 years
Computer Equipment	30,023	30,023	5 years
Office Equipment	24,432	24,432	5-7 years
Software	16,935	16,935	3 years
Total	71,390	201,054
Less: Accumulated Depreciation
And Amortization	(35,509)	(36,516)
	$35,881	$164,538

(1)
The decline in the United States (“U.S.”) economy and its effect on the U.S. real estate market, the State of Florida in particular, were factors which management felt were significant in relation to the carrying amount of the condominium owned by the Company.  Management determined that based on available market value data as of October 31, 2008, the carrying amount of such asset had become impaired.  As a result we recorded a charge of $10,149 to adjust the carrying amount of the condominium to fair value as of October 31, 2008.  In June 2009, the Company sold the condominium.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JULY 31, 2009

(6)           Convertible Debt

In January 2009, one of our promissory convertible noteholders converted $25,000 in notes and $4,062 of accrued interest into 58,124 shares of our common stock.

(7)           Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share. In February 2008, we increased the number of authorized shares of common stock from 45,000,000 to 100,000,000 to allow for potential future issuances of our common stock. At July 31, 2009, there were 24,210,656 common shares and at October 31, 2008 there were 23,652,125 common shares issued and outstanding.  An additional 11,245,134 common shares were reserved for issuance as of July 31, 2009 for outstanding purchase warrants and convertible debt.  There are no shares of preferred stock issued and outstanding.

In June 2009, we issued 100,000 shares of our common stock to a consultant for services to be performed as defined in the consulting agreement.  The shares were valued at $60,000 which was the cash value, as defined in the agreement, if the shares were not issued. The amount was accounted for as a prepaid asset and is to be expensed over the life of the agreement which term ends June of 2010.

In June 2009, we issued 407 shares of our common stock to one of the previous shareholders of Mobiform Canada which were required to be issued per the original exchange agreement (See Note 1).

On July 29, 2009, we issued 400,000 shares of our common stock to a consultant for services to be rendered as defined in the consulting agreement.  The agreement was signed and effective August 1, 2009.  Therefore, the shares, which were valued at $156,000 ($0.39 per share) were recorded as a prepaid asset at July 31, 2009 (See Note 9).

At July 31, 2009, we have 4,424,000 outstanding warrants to employees. The fair value of all the warrants issued for services is being charged to operations over the periods the warrants vest.  Amortization of the fair values charged to operations as determined by the Black-Scholes pricing model was $63,336 and $518,403 for the nine months ended July 31, 2009 and 2008, respectively.  All the warrants have cashless exercise provisions as defined in the warrants.

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
JULY 31, 2009

(7)           Stockholders’ Equity (Continued)

The fair value of each warrant is estimated on the date of grant using the Black-Scholes pricing model.  The following assumptions were made in estimating fair value:

October 31, 2008

Dividend Yield	—%
Risk-Free Interest Rate	5.25%
Expected Life	5 Years
Expected Volatility	280.2%

The following table summarizes the warrants and options.

			For the Nine Months Ended
	For the Year Ended October 31, 2008		July 31, 2009 (Unaudited)

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	17,423,750	$0.74	17,313,750	$0.73
Granted	140,000	$1.50	—	—
Expired/Cancelled	(250,000)	$1.50	(6,190,000)	$0.77
Exercised	—	—	—	—
Outstanding at end of period	17,313,750	$0.73	11,123,750	$0.71

The following table summarizes information about stock warrants and options outstanding as of July 31, 2009 [Unaudited]:
	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.20	5,630,000	1.67	$0.20	5,630,000	$0.20
$0.75	2,022,750	2.63	$0.75	2,022,750	$0.75
$1.50	3,471,000	0.67	$1.50	3,471,000	$1.50

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JULY 31, 2009

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

At July 31, 2009 and October 31, 2008, the weighted-average exercise price of all outstanding warrants and options was $ $0.71 and $0.73, respectively, and the weighted-average remaining contractual life was 1.53 and 2.48 years, respectively.

(8)           Income Taxes

Income tax expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
	—	—	—	—

Deferred:
Federal	—	—	—	—
State	—	—	—	—
	—	—	—	—

Totals	$—	$—	$—	$—

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JULY 31, 2009

(8)	Income Taxes (Continued)

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States Statutory Corporate Income Tax Rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Permanent Differences	—%	—%	—%	6.4%
Change in Valuation Allowance on Deferred Tax Assets	34.0%	34.0%	34.0%	27.6%

Income Tax Provision (Benefit)	—%	—%	—%	—%

The components of deferred tax assets (liabilities) at July 31, 2009 and October 31, 2008 are as follows:

	July 31,	October 31,
	2009	2008
	(Unaudited)
Deferred Tax Assets – Current
Accrued Vacation Pay	$6,085	$5,821
Allowance for Doubtful Accounts	1,850	1,850
Valuation Allowance	(7,935)	(7,671)
	—	—
Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$1,119,837	$874,531
Property and Equipment	(1,173)	493
Stock Warrants	554,156	668,622
Valuation Allowance	(1,672,820)	(1,543,646)

Net Deferred Tax Asset	$—	$—

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately $129,000 and $747,000 for the nine months ended July 31, 2009 and the year ended October 31, 2008, respectively.

(9)	Subsequent Events

In August 2009, we initiated a private placement offering of equity securities to a limited number of accredited investors.  The offering is through the sale of units, with each unit consisting of a warrant to purchase 60,000 shares of our common stock at $0.25 per share.  The offering price per unit is $4,800 with a total of 100 units ($480,000) being offered.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JULY 31, 2009

(9)	Subsequent Events (Continued)

In August 2009, we entered into an agreement with a consultant for services through January 2010.  The agreement provides for monthly compensation of $2,000, the issuance of 400,000 shares of our common stock which are deemed earned upon the signing of the agreement (see Note 7), and the issuance of 150,000 shares of our common stock which will vest 25,000 shares per month over the six month term of the agreement.

In August 2009, we entered into an employment agreement with an individual to serve as Vice President, Strategic Alliances. The agreement includes monthly compensation of $2,000 and the issuance of 200,000 shares of our common stock, of which 100,000 common shares are to be issued upon the execution of the agreement and 100,000 common shares are to be issued October 15, 2009.

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

This toolbox is a set of software components that can be reused in various software products. The types of software developed in our toolbox include software components for visualizing information, LED displays, gauges, charting and mapping controls. Mobiform calls these our ‘VantagePoint Controls™’. Mobiform has created additional technology for graphics design for our technology toolbox. ‘Aurora’ is a Graphics Design Platform that can be used to provide design capabilities inside of software applications built for Microsoft Windows.

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

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$19,350	$13,314	$67,177	$39,030

Operating expenses
Compensation costs	155,015	317,134	512,095	1,076,126
Consulting fees	20,034	14,432	48,501	99,512
Advertising	3,585	80,501	36,950	214,066
Professional fees	30,827	66,561	130,619	283,907

Interest and debt costs	1,008	1,512	3,485	21,419
Income tax provision (benefit)	—	—	—	—

Net loss	(242,454)	(489,656)	(383,601)	(1,723,689)

Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.07)

Comparison of the Three Months Ended July 31, 2009 and 2008

Revenues

Our revenues for the three months ended July 31, 2009 and 2008, of $19,350 and $13,314 respectively remain primarily from services.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. Revenues for the period increased by approximately $6,000 or 45%. We are currently selling our software over the internet and are in initial discussions with companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and share based compensation, primarily through the issuance of warrants, to employees. Payroll and share based compensation amounted to $146,356 and $8,659 respectively, in the three months ended July 31, 2009 compared to $195,579 and $121,555, respectively, in the three months ended July 31, 2008. Payroll decreased $49,223 (25%) as we continued to implement our strategic plan while we maintained our payroll costs.  Share based compensation costs decreased $112,896 (93%) as we now issue warrants to employees on a more selective basis, determined by their qualifications and performance.

Advertising costs have decreased to $3,585 in the three months ended July 31, 2009 from $80,501 in the three months ended July 31, 2008, a decrease of $76,916 (96%). We temporarily reduced our advertising budget as a means of preserving capital as we implement our plan for revenue growth.

Professional fees decreased from $66,561 in the three months ended July 31, 2008 to $30,827 in the three months ended July 31, 2009. The decrease of $35,734 (54%) is primarily a result of investment banking, accounting, audit and legal fees incurred in preparation of our filing as a registered public company in 2008. We expect these fees to decrease during fiscal 2009.

Interest and Debt Costs

Interest expense decreased from $1,512 in the three months ended July 31, 2008 to $1,008 in the three months ended July 31, 2009. The decrease of $504 was due to the conversion of $25,000 of the convertible debentures into shares of our common stock in the first quarter of fiscal 2009.  The remaining $50,000 in convertible debentures is outstanding as of July 31, 2009.

Net Loss

Net loss in the three months ended July 31, 2009 totaled $242,454 compared to $489,656 in the three months ended July 31, 2008, a decrease of $247,202 (50%).

Comparison of the Nine Months Ended July 31, 2009 and 2008

Revenues

Our revenues for the nine months ended July 31, 2009 and 2008, of $67,177 and $39,030 respectively remain primarily from services.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. Revenues for the period increased by approximately $28,000 or 72%. We are currently selling our software over the internet and are in initial discussions with companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and share based compensation, primarily through the issuance of warrants, to employees. Payroll and share based compensation amounted to $448,759 and $63,336 respectively, in the nine months ended July 31, 2009 compared to $557,723 and $518,403, respectively, in the nine months ended July 31, 2008. Payroll decreased $108,964 (20%) as we continued to implement our strategic plan while we maintained our payroll costs.  Share based compensation costs decreased $455,067 (88%) as we now issue warrants to employees on a more selective basis, determined by their qualifications and performance.

Advertising costs have decreased to $36,950 in the nine months ended July 31, 2009 from $214,066 in the nine months ended July 31, 2008, a decrease of $177,116 (83%). We reduced our advertising budget temporarily as a means of preserving capital as we implement our plan for revenue growth.

Professional fees decreased from $283,907 in the nine months ended July 31, 2008 to $130,619 in the nine months ended July 31, 2009. The decrease of $153,288 (54%) is primarily a result of investment banking, accounting, audit and legal fees incurred in preparation of our filing as a registered public company in 2008. We expect these fees to decrease throughout fiscal 2009. We incurred share based consulting fees of $6,326 in 2009, a decrease of $60,341 (91%) from the amount of $66,667 incurred in the nine months ended July 31, 2008.

Interest and Debt Costs

Interest expense, the amortization of the convertible debentures’ debt discount and deferred financing costs decreased from $21,419 in the nine months ended July 31, 2008 to $3,485 in the nine months ended July 31, 2009. The decrease of $17,934 (84%) was primarily due to the debt discount ($8,534) and deferred financing costs ($5,258) becoming fully amortized in the first quarter of fiscal 2008. Interest expense decreased from $7,627 to $3,485, due to $25,000 of convertible debentures being converted into shares of our common stock in the first quarter of fiscal 2009.  The remaining $50,000 in convertible debentures is outstanding as of July 31, 2009.

Income Taxes

The potential future tax benefits resulting from pre-tax losses of $383,601 in fiscal 2009 and $1,723,689 in fiscal 2008 have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Loss

Net loss in the nine months ended July 31, 2009 totaled $383,601 compared to $1,723,689 in the nine months ended July 31, 2008, a decrease of $1,340,088 (78%).

Liquidity and Capital Resources

We have funded our operations primarily through private placement financings.

In January 2009, a noteholder converted a $25,000 promissory note and $4,062 of accrued interest into 58,124 shares of common stock.

At July 31, 2009 we had cash and cash equivalents and certificates of deposit of approximately $128,000 compared to approximately $780,000 at October 31, 2008. The decrease of $652,000 is attributable to our operating losses.

Cash Flows

Net cash used for operating activities amounted to $736,569 and $1,068,434 in the nine months ended July 31, 2009 and 2008, respectively. Operating costs for compensation, advertising and professional fees were incurred as we implemented our overall strategic business plan and completed the filing of our registration statement.

In the nine months ended July 31, 2009 and 2008, respectively, we redeemed $504,192 and $1,254,883 of our certificate of deposit to use for operating cash. In June 2009, we received proceeds of $85,119 from the sale of an asset.

We believe that cash and cash equivalents and certificates of deposit on hand at July 31, 2009 will not be sufficient to fund our operations at their current level for the next 12 months. At this time we anticipate that we will require new sources of capital or will need to scale down our operations to be more in line with our income and projected income.

Contractual Obligations

N/A

Off-Balance Sheet Arrangements

As of July 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our certificates of deposit. At July 31, 2009, these were at fixed rates. Fixed rate financial instruments may have their value adversely impacted due to rising interest rates. Thus, our future investment income may fall short of expectations due to changes in interest rates.

Foreign Exchange Risk
We had foreign currency risks related to revenues and operating expenses denominated in currencies other than the U.S. dollar, however, during fiscal 2007 operations have been transferred from our Canadian subsidiary to the U.S. Thus, we believe such risks will no longer affect our operations.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The Company adopted SFAS No. 165 on a prospective basis effective May 1, 2009. The provisions of  SFAS No. 165 provide guidance related to the accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or are available to be issued. The Company evaluated events between the end of the most recent quarter, July 31, 2009, and September 14, 2009, the date the consolidated financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning August 1, 2009. The adoption of SFAS No. 168 will have no effect on the consolidated financial statements.

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

Unless we obtain cash from revenues and/or financing our  current assets of $79,091 would be exhausted in 5 weeks at our cash “burn” rate of $15,116 per week experienced during our last three months.

We are currently endeavoring to raise additional working capital privately, but there can be no assurance that we will be successful.  Our independent auditors have qualified their opinion on our financial statements, expressing substantial doubt whether we can continue as a going concern, in light of the uncertainty of our obtaining additional financing on a timely basis and other factors described in Note 2 to the financial statements in this report.

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

As of July 31, 2009 we had an accumulated deficit of $6,629,218. We may not achieve profitability if our revenues increase more slowly than we expect, and/or if operating expenses exceed our expectations or cannot be adjusted to compensate for lower than expected revenues. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause our stock price to decline, if and when our Common Stock commences trading, of which there is no assurance.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

The following are all the equity securities which we sold during the period covered by this report that were not registered under the Securities Act :

•	Pursuant to a consulting contract we issued 100,000 shares of common stock to Waterville Group in June 2009,
•	In July 2009 we issued 400,000 shares to Toscana Group pursuant to a consulting contract.

•	In August 2009 we issued 100,000 shares of common stock to an individual pursuant to an employment agreement.

All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, and were made solely to “accredited investors,” as defined in Rule 215 under the Securities Act. No advertising or general solicitation was employed in offering any of the securities. All certificates evidencing the securities issued in such transactions bear restrictive legends as securities issued in non-registered transactions that may only be resold in compliance with applicable federal and state securities laws. The applicable subscription documents relating to such transactions contained acknowledgments by the purchaser of such securities that the securities being acquired had not been registered, were restricted securities, could only be resold in compliance with applicable federal and state securities laws and the certificates evidencing such securities would bear restrictive legends.

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

Dated: September 14, 2009

MOBIFORM SOFTWARE, INC.

	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer