Form 10-K
period 2009-10-31
Mobiform Software Inc
filed 2010-01-29
CIK 1341878

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________
Commission File Number 000-51717

MOBIFORM SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3399360
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
1255 N. Vantage Pt. Dr., Suite A, Crystal River, Florida 34429
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (352) 564-9610

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 Par Value
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes      ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed based upon prices at which it was last sold, as of the last business day of the registrant’s second fiscal quarter, April 30, 2009, was approximately $14,305,294.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of January 19, 2010 was 24,410,656.

TABLE OF CONTENTS

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
We are in the business of developing graphics and visualization software products for viewing of real time data from either the desktop or the Internet. Our products are based on graphics technologies developed by Microsoft. Our products enable software developers and designers to visually build documents (web and applications user interfaces) and have them automatically connect to real time data. We have created a powerful graphical designer that allows Internet and software developers to quickly design 2D and, in time 3D documents.  This software application is named “Aurora” and serves as the core of our intellectual property.   Leveraging Aurora and other software visualization components developed by our company, we are poised to deliver software solutions to a number of vertical markets, with the first being industrial monitoring and control and digital signage.  During the fiscal year ended October 31, 2009, we focused on presenting and demonstrating the industrial applications of our Aurora software, resulting in our entry into two significant multi-year licenses in November 2009.

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

Our business is to develop graphics design and real-time data monitoring technology. Our design technology enables end users and designers to visually build documents (web and applications user interfaces) and have them automatically connect to real time data, such as factory equipment, subway trains or chemical plants.

Our technology team is comprised of seasoned veterans of software design and development who have extensive experience in designing, building and delivering world-class software solutions. For the past four years we have focused our efforts on Microsoft’s new document type, XAML (Extensible Application Markup Language).

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

Following in the footsteps of Corel, Adobe and Macromedia, our goal is to put in place a set of core technologies that we can leverage to create a variety of software applications for different vertical markets, including manufacturing, petrochemicals, facilities management, energy, transportation, healthcare and waste water.

Product Description
We develop and sell software designed for use by graphic designers, computer programmers, and ordinary users of computers and the Internet.  Our primary line of products, the Aurora software line, is a set of programs that allows users to generate “user interfaces” in the relatively new and highly functional format known as “XAML” from Microsoft.  User interfaces include internet web sites and computer applications of all kinds, including computer models of simple and complex systems (for example, a functioning power plant, the flow of inventory of a large business, the genetic code of a species or individual, or a simple lever) and computer video games.  Given the great and increasing pervasiveness of user interfaces in the world economy, the demand for products that allow for the simple and flexible creation of user interfaces is enormous.

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

Licenses and Joint Ventures
We have licensed our technology to other companies for use in their solutions, including two significant licenses entered in November 2009 with Johnson Controls and General Electric. Our software is being utilized by the Seoul, Korea Rapid Transit authority in monitoring train traffic and separately by a major pharmaceutical development foundation.   We are also focusing on additional companies that might want to license or joint venture some of our software applications on an exclusive or nonexclusive basis.  There is no assurance that any additional licenses or joint ventures will result from these discussions.

Although we are a small early stage business, we have very high goals, which may or may not ever be achieved.

Our go-to-market strategy is simple: For Stage 1, following in the footsteps of Corel, Adobe and Macromedia, our goal is to put in place a set of core technologies that we can leverage to create a variety of software applications for different vertical markets. We have made some of these components available to other software companies as either retail software development components or as toolkits that can be used to embed our technology into their solutions. We have offered free downloads of our components and toolkits to prospective customers. With thousands of downloads of our products globally, we believe Mobiform is well on its way to achieving brand-name recognition.  We will continue in our efforts to generate incremental revenue by working with global industry leaders in selling consulting services and licensing our technology.

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

Revenue Strategy
We are currently generating revenues through the licensing of our technology to various software companies, retailing portions of our technology as software development components, and in the near future, intend retailing our software solutions to specific vertical markets. A smaller portion of our revenue will come from consulting services and custom development.

We are currently selling our products directly over the Internet from our website and through resellers. In the future, we intend to distribute Aurora through retail outlets and OEMs. We will also target potential customers to offer customized applications to meet their industry requirements.

Market Information
Our initial focus was to put in place a solid technology base. We believe this goal has now been achieved and  we will begin to execute the second stage of our business plan to produce world class products for specific vertical markets from that technology base. We believe that our recent multi-year licenses indicate that we are on the path toward success.

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

Limited Customer Base
We currently have only a few customers and limited revenue, but the two licenses executed in November are expected to generate a minimum of  400% of our average revenue in 2008 and 2009.  We are endeavoring to retain the customers we have while we seek to broaden our customer base. but, having experienced large net losses in our early stage, the loss of these customers would have a material effect on our business. There is no assurance that we will succeed.

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

Employees
We have eight full-time employees and one part-time employee, which includes four programmer product developers, two graphic designers (one full-time, one part-time), one sales and marketing representative and two administrative. We are planning to expand, especially in sales and marketing, both through additional personnel and developing external distribution channels. We also plan to recruit a full-time Chief Financial Officer. We are discussing the possibility that one or more of our customers may become a distribution channel for our products.

Reports to Security Holders
Since the effectiveness of the S-1 registration statement  we have been filing reports under the Securities Exchange Act of 1934 and plan to continue to file such reports. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov). Although it is not part of this report, you may find additional information about us at our website, http://www.mobiform.com, where our products are discussed in more detail.

Item 1A                                                      RISK FACTORS

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
As of January 25, 2010 we had a cash balance of $143,404, accounts receivable of $149,914 and accounts payable or $17,000, for a total of $276,318 in current assets.  Unless we obtain cash from revenues and/or a financing, our current assets would be exhausted in three and one-half months at our cash “burn” rate of $78,596 experienced during our last fiscal year.
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

As of October 31, 2009 we had an accumulated deficit of $7,175,311. We may not achieve profitability if our revenues increase more slowly than we expect, and/or if operating expenses exceed our expectations or cannot be adjusted to compensate for lower than expected revenues. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above may adversely affect our stock price.

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
In part because of our limited operating history and our untested business model, it is not possible to accurately forecast our future revenues, or results of operations. We have no meaningful historical financial data upon which to base planned operating and capital expenditures, and our sales and operating results are difficult to forecast. A variety of factors may cause our future operating results to fluctuate significantly. Many of these factors are outside of our control. They include: (i) the effectiveness of our sales and marketing efforts; (ii) market acceptance of our services and products; (iii) the amount and timing of our operating costs and capital expenditures; (iv) introductions by our competitors of new or enhanced services or products; (v) availability of sufficient financing on terms acceptable to us; (vi) changes in our management team and key personnel; and (vii) fluctuations in general economic conditions and economic conditions specific to the areas in which we intend to market our technology. One or more of these factors could materially and adversely affect gross margins and operating results in future periods.

We depend on a small number of customers for revenue.
Most of our incremental revenue has been contributed through a small number of our employees working directly with relatively few companies on product customizations to meet their needs. Some of those active relationships may end shortly. We are actively seeking new clients to either consult with on this new technology or embed Aurora and other product components into their solutions or seek new clients who are willing to pay us to customize Aurora and other products to meet their needs. Although we have entered two of these license agreements recently, we cannot give you any assurance that we will be successful in developing a profitable customer base.

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
We have trademarked “Real time-real easy,” “Software development isn’t what we do. It’s who we are.” “Vantage Point WPF Controls” and “Status.” We have not othersise patented or trademarked any of our technology, logos or trademarks. Our future success and our ability to compete may greatly depend on our proprietary technology. We therefore rely on trade secret laws, together with non-disclosure agreements and licensing agreements to establish and protect whatever proprietary rights that we may have. We also used Microsoft’s technology to build our Aurora XAML Designer. This, combined with its redistribution of shared information through marketing and authoring, may put us at risk. In the future, and to the extent we are successful in raising additional capital, we may allocate a portion of those proceeds to intellectual property protection. To date, retaining patent counsel has been too costly and establishing trade patents would have been too time consuming. Therefore, we cannot assure you that our efforts will successfully protect our technology because: (i) the laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States and Canada; (ii) if a competitor were to infringe on our proprietary rights, enforcing those rights may be time consuming and costly, diverting management’s attention and its resources; (iii) measures like entering into non-disclosure agreements afford only limited protection; (iv) unauthorized parties may attempt to copy aspects of our products and develop similar products or obtain and use information that we regard as proprietary; and (v) our competitors may independently develop or patent technologies that are substantially equivalent or superior to our technology, duplicate our technologies or design around our intellectual property rights. In addition, others may assert infringement claims against us. The cost of defending infringement claims could be significant, regardless of whether the claims are valid and no assurance can be given that we will have the financial ability to defend any such claims.

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
The software products that we distribute must be able to perform on customer/client servers and be properly managed around the clock without interruption. Our support operations depend upon our ability to supply our customers with telephone and e-mail assistance and our support center may suffer damages emanating from human error, force majeure, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Future interruptions could:

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
Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the New York Stock Exchange or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence and audit committee oversight. We have not yet adopted any of these corporate governance measures, and since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.
Section 404 of the Sarbanes-Oxley Act of 2002 requires public companies to include a report of management on the company’s internal control over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls. We are not yet subject to this attestation requirement. Our independent registered public accounting firm has not yet begun evaluating and attesting to our internal control systems.

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

Our executive offices and research and development facilities are located in Crystal River, Florida. We rent a 2,000 square foot office and research facility at a variable monthly rent capped at $4,000. The lease on this facility expires June 1, 2010.  This facility is sufficient for our current needs, but we may obtain bigger facilities as we carry out our business strategy.

Item 3.	Legal Proceedings

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Currently our Common Stock is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol MOBS. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2009
Fourth quarter ended October 31, 2009	0.70	0.18
2010
First quarter ended January 31, 2010 (through January 19, 2010)	0.22	0.09

On January 19, 2010, the last sale price of our common stock as reported on the OTCBB was $.09. As of January 19, 2010, there were approximately 210 record owners of our common stock.

Dividends and Dividend Policy

We have never paid dividends on our Common Stock and our present policy is to retain anticipated future earnings for use in our business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans, none of which has been approved by our stockholders, as of October 31, 2009.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	4,424,000	$0.21		*

*There is no formal equity compensation plan, so there is no specific number of shares available for future issuance. Our authorized, but unissued and unreserved shares of Common Stock total 63,802,260 shares.

Recent Sales of Unregistered Securities

We issued 200,000 shares of our common stock, 100,000 on August 15, 2009 and 100,000 on October 15, 2009, for services by an individual pursuant to an employment agreement dated as of August 1, 2009.  This offering and sale was deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, and was made solely to an “accredited investor,” as defined in Rule 215 under the Securities Act.  No advertising or general solicitation was employed in offering any of the securities. All certificates evidencing the securities issued in such transactions bear restrictive legends as securities issued in non-registered transactions that may only be resold in compliance with applicable federal and state securities laws. The purchaser of such securities acknowledged that the securities being acquired had not been registered, were restricted securities, could only be resold in compliance with applicable federal and state securities laws and the certificates evidencing such securities would bear restrictive legends.

Item 6 Selected Financial Data.

(Not applicable)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Mobiform specializes in the compelling visualization of real-time data. Mobiform has produced exceptional data visualization solutions for manufacturing, power and utilities, automation, and other fields of business making use of HMI (Human Machine Interface) and SCADA (Supervisory Control and Data Acquisition) software products. Recognizing that data visualization can be used in multiple vertical markets, Mobiform will be leveraging its technology to expand into other lines of business like digital signage, financial, healthcare and touch-screen solutions.

Mobiform’s in-house expertise and experience has provided it the opportunity to partner with companies from various vertical markets, and assist them to develop custom solutions that meet their specific needs. Our goal is to help our clients transfer their real-time production and operational data into actionable information through graphically-compelling, functional, and intuitive user interfaces.

Products and Services
Our technology team has more than 20 years of experience in software design and development and has designed, built and delivered, over the years, world-class software solutions. In addition to software development, our company also derives income from consulting services and contract development.

Overall Strategic Goals
Mobiform’s intent since inception has been to use this model as a foundation for growing its business. Our plans include developing a ‘Technology Toolbox’ of software development components and design technology that can be used repeatedly as we deliver a variety of software products for consumers and industry in a wide range of verticals. If you can take a piece of technology, hardware, or any manufactured item, and reuse it over and over in different products you can achieve a very high return on investment for your research and development efforts.

This toolbox is a set of software components that can be reused in various software products. The types of software developed in our toolbox include software components for visualizing information, LED displays, gauges, charting and mapping controls. Mobiform calls these our ‘VantagePoint Controls™’. Mobiform has created additional technology for graphics design for its technology toolbox. ‘Aurora’ is a Graphics Design Platform that can be used to provide design capabilities inside of software applications built for Microsoft Windows.

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

On November 20, 2009, we entered into a three year licensing agreement with GE Fanuc Intelligent Platforms, Inc. (“GE”) to utilize a portion of our proprietary technology. GE has agreed to pay us a per unit royalty, with a minimum of $270,000 per year for the duration of the agreement. In addition we will perform consulting services, on an as needed basis, for which we will be compensated separately based upon services provided.

On November 24, 2009, we entered into a three year non-exclusive licensing agreement with Johnson Controls, Inc. (“JCI”) to utilize a portion of our proprietary software.  JCI has agreed to pay us $240,000, 50% due upon each invoice dated November 16, 2009 and April, 1, 2010.  JCI has the option to extend the agreement in one year increments upon payment of $120,000 per additional year. In addition we will perform consulting services, on an as needed basis, for which we will be compensated separately based upon services provided.

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

Revenue Recognition - Our revenues are recognized in accordance with FASB ASC Topic 985-605 “Revenue Recognition” for the software industry.  Revenue from the sale of software licenses is recognized when standardized software modules are delivered to and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable.  Revenue from software maintenance contracts and Application Service Provider (“ASP”) services are recognized ratably over the lives of the contracts.  Revenue from professional services is recognized when the service is provided.

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

Equity-Based Compensation - We account for equity based compensation transactions with employees under the provisions of FASB ASC Topic 718, “Compensation, Stock Compensation” (“Topic 718”). Topic 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s equity instruments are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

We account for equity based transactions with non-employees under the provisions of FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees” (“Topic 505-50”). Topic 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of the equity instrument is estimated using the Black-Scholes option valuation model. In general, we recognize an asset or expense in the same manner as if we were to receive cash for the goods or services instead of paying with or using the equity instrument.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations. Comparative analysis of ratios of costs and expenses to revenues is not shown in the following narrative discussion as management believes such ratios to be uninformative due to the insignificant levels of revenues in each period.

	For The Years Ended October 31,
	2009	2008
Revenues	$86,510	$81,770

Operating expenses:
Compensation costs	658,804	1,380,719
Consulting fees	341,474	100,262
Advertising	41,295	265,625
Professional fees	224,585	407,910

Interest and debt costs	4,625	22,882
Income tax provision ( benefit)	—	—

Net loss	$(929,694)	$(2,205,411)
Net loss per share – basic and diluted	$(0.04)	$(0.09)

Comparison of the Fiscal Years Ended October 31, 2009 and 2008

Revenues

Our revenues for the years ended October 31, 2009 and 2008, of $86,510 and $81,770, respectively, remain primarily from services.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. Revenues for the year increased by approximately $5,000 or 6%. We are currently selling our software over the internet and are in initial discussions with companies which may want to license or joint venture some of our software applications. Subsequent to year end we signed contracts with two of these companies, as described above.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and share based compensation, primarily through the issuance of warrants, to employees. Payroll and share based compensation amounted to $595,468 and $63,336, respectively, in the year ended October 31, 2009 compared to $757,399 and $623,320, respectively, in the year ended October 31, 2008. Payroll decreased $161,931 (22%) as we decreased the number of employees from 11 to 8. We continue to try to preserve capital as we implement our strategic plan to generate revenues. Share based compensation costs decreased $559,984 (90%) as we now issue warrants to employees on a more selective basis, determined by their qualifications and performance.

Advertising costs have decreased to $41,295 in the year ended October 31, 2009 from $265,625 in the year ended October 31, 2008, a decrease of $224,330 (85%). In 2008 and throughout fiscal 2009 we decreased the marketing of our products and services in trade publications and at trade shows.

Professional fees decreased from $407,910 in the year ended October 31, 2008 to $224,585 in the year ended October 31, 2009. The decrease of $183,325 (45%) is primarily a result of investment banking, accounting, audit and legal fees incurred in preparation of our filing as a registered public company. We expect these fees to decrease again in fiscal 2010, but not as significantly as the percentage decline from fiscal 2008 to fiscal 2009. We also incurred $284,174 in share based consulting fees in fiscal 2009, an increase of $217,507 (327%) from the $66,667 incurred in fiscal 2008. We utilized equity-based payments for consulting fees, when possible, in fiscal 2009 as a means of preserving working capital for other operating costs.

Interest and Debt Costs

   Interest expense, the amortization of the convertible debentures’ debt discount and deferred financing costs decreased from $22,882 in fiscal 2008 to $4,625 in fiscal 2009. The decrease of $18,257 was primarily due to the debt discount ($8,534 decrease) and deferred financing costs ($5,258 decrease) becoming fully amortized in the first quarter of fiscal 2008. Interest expense decreased from $9,090 to $4,625 since $225,000 of the convertible debentures were converted into shares of our common stock in the last quarter of fiscal 2007, $100,000 was paid back in cash in the second quarter of fiscal 2008 and $25,000 was converted into shares of common stock in the first quarter of fiscal 2009. The remaining $50,000 in convertible debentures is outstanding as of October 31, 2009.

Income Taxes

The expected tax benefits of $320,000 (2009) and $750,000 (2008) resulting from pre-tax losses of $929,694 in fiscal 2009 and $2,205,411 in fiscal 2008 have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future. The tax benefit of $10,960 in fiscal 2007 resulted in a change in the estimated Canadian tax credit refund applied for in prior years.

Net Loss

   Net loss in the year ended October 31, 2009 totaled $929,694 compared to $2,205,411 in the year ended October 31, 2008, a decrease of $1,275,717 (58%).

Comparison of the Fiscal Years Ended October 31, 2008 and 2007

Revenues

Our revenues for the years ended October 31, 2008 and 2007, of $81,770 and $57,141, respectively, are primarily from services.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. Revenues for the year increased by approximately $25,000 or 43%. We are currently selling our software over the internet and we are in initial discussions with companies that may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and share based compensation, primarily through the issuance of warrants to employees. Payroll and share based compensation amounted to $757,399 and $623,320 in the year ended October 31, 2008 compared to $547,050 and $943,214, respectively, in the year ended October 31, 2007.  Payroll increased $210,349 (38%) as we increased the number of employees from 11 to 13 so as to continue the process of implementing our strategic plan to increase revenues. Share based compensation costs decreased $319,894 (34%) as we now issue warrants to employees on a more selective basis, determined by their qualifications and performance.

Advertising costs have increased to $265,625 in the year ended October 31, 2008 from $69,130 in the year ended October 31, 2007, an increase of $196,495 (284%). In the last quarter of fiscal 2007 and throughout fiscal 2008 we increased the marketing of our products and services in trade publications and at trade shows.

Professional fees increased from $71,370 in the year ended October 31, 2007 to $407,910 in the year ended October 31, 2008. The increase of $336,540 (472%) is primarily a result of investment banking, accounting, audit and legal fees incurred in preparation of the filing of our registration statement. We expect these fees to decrease during fiscal 2009. We also incurred $66,667 in share based consulting fees in fiscal 2008, a decrease of $496,666 (88%) from the $563,333 incurred in 2007.

Interest and Debt Costs

Interest expense, the amortization of the convertible notes’ debt discount and deferred financing costs decreased from $262,072 in fiscal 2007 to $22,882 in fiscal 2008. The decrease of $239,190 was primarily due to the debt discount ($153,057 decrease) and deferred financing costs ($64,724 decrease) becoming fully amortized in the first quarter of 2008. Interest expense decreased from $30,490 to $9,090, since $225,000 of the convertible debentures were converted into shares of our common stock in the last quarter of fiscal 2007 and $100,000 was paid back in cash in the second quarter of fiscal 2008. The remaining $75,000 in convertible debentures is outstanding as of October 31, 2008.

Income Taxes

The expected tax benefits of $750,000 (2008) and $871,000 (2007) resulting form the pre tax losses of $2,205,411 in 2008 and $2,562,509 in 2007 have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize these tax benefits in the future.  The tax benefit of $10,960 in fiscal 2007 resulted from a change in the estimated Canadian tax credit refund applied for in prior periods.

Net Loss

Net loss in the year ended October 31, 2008 totaled $2,205,411 compared to $2,551,549 in the year ended October 31, 2007, a decrease of $346,138 (14%).

Liquidity and Capital Resources

We continue to fund our operations through private placement offering and financings.

In August 2009, we initiated a private placement offering of equity securities to a limited number of accredited investors.  The offering is through the sale of units, with each unit consisting of a warrant to purchase 60,000 shares of our common stock at $0.25 per share.  The offering price per unit is $4,800 with a total of 100 units ($480,000) being offered. We sold 9 units in September and October 2009 and received proceeds of $43,200.

On October 16, 2009, we executed a promissory note in the amount of $50,000 with our Chief Executive Officer (“CEO”). The note, which is due on demand, accrues interest at 8% per annum. On November 10, 2009, we executed a promissory note in the amount of $50,000 payable to our CEO.  The note, which is due on demand, accrues interest at 8% per annum.  The proceeds are being used for working capital purposes.

At October 31, 2009 we had cash and cash equivalents and certificates of deposit of $15,000 compared to $780,000 at October 31, 2008. The decrease of $765,000 is attributable to our operating losses.

Cash Flows

Net cash used for operating activities amounted to $943,000 and $1,333,000 in the fiscal years ended October 31, 2009 and 2008, respectively. Operating costs for compensation, advertising and professional fees were incurred as we implemented our overall strategic business plan.

We generated cash from financing activities of $93,200 in fiscal 2009. This represented $43,200 from the sale of units in our August 2009 private placement offering and our promissory note with our CEO in the amount of $50,000. In fiscal 2008, we used $100,000 to pay outstanding convertible debt.

In fiscal 2009, we redeemed $583,000 of our certificate of deposits and we received $85,000 from the sale of property, both of which were used for working capital. In fiscal 2008, we redeemed $1,450,000 of our certificate of deposit to use for operating cash.

We do not believe that our cash on hand at October 31, 2009 will be sufficient to fund our operations for at least the next 12 months. Subsequent to October 31, 2009, we have signed significant licensing agreements and continue to implement our strategic business plan. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future. We may need to seek new sources of capital, however, there is no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us at the required time.

Contractual Obligations

N/A

Off-Balance Sheet Arrangements

As of October 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

N/A

Recent Accounting Pronouncements

On July 1, 2009, the Accounting Standards Codification (“ASC”) became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.” New authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The new authoritative accounting guidance will be effective for the Company’s consolidated financial statements beginning November 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The new authoritative accounting guidance will be effective for the Company’s consolidated financial statements beginning November 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 805, “Business Combinations.” New authoritative accounting guidance under ASC Topic 805, “Business Combinations,” applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.” The new authoritative accounting guidance will be effective for the Company’s consolidated financial statements beginning November 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.

The new authoritative accounting guidance under ASC Topic 810 will be effective for the Company on November 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 will be effective for the Company on November 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820.  Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s consolidated financial statements beginning November 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new authoritative accounting guidance will be effective for the Company’s consolidated financial statements beginning November 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s consolidated financial statements.  The company evaluated events between the end of the fiscal year, October 31, 2009 and January 29, 2010, the date the consolidated financial statements were issued.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements are contained in the pages beginning  F-1, which appear at the end of this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009. Based on his evaluation, he concluded that our disclosure controls and procedures were effective.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Management

The Company’s management and key employee is the following:

Name	Age	Position with Company

Allen Ronald DeSerranno	43	CEO, President, CFO, Director

The profile of our officer and director is set forth below:

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

Our Director and executive officer has not been involved in legal proceedings in the last five years.

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

 Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which is attached as an exhibit to this report.

Item 11.	Executive Compensation.

The following table sets forth, for the fiscal years ended October 31, 2008 and October 31, 2009, all compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Principal Executive Officer, during the fiscal years ended October 31, 2008 and October 31, 2009. No other executive officer who was serving as an executive officer at October 31, 2009, had total compensation for fiscal 2009 exceeding $100,000:

Name and Principal Position	Year Ended October 31	Salary ($)	Option Awards(1)/	Total
Allen Ronald DeSerranno	2008	155,769	$209,091	$364,860
Chief Executive Officer	2009	150,000	0	$150,000

(1)
On April 1, 2006 the Company issued 2,000,000 five year warrants, exercisable at $.20, to Mr. DeSerranno. They vested 25% each six months through March 31, 2008. On April 1, 2007 the Company issued 3,500,000 five year warrants, exercisable at $.75, to Mr. DeSerranno. These vested 25% each six months from September 30, 2007 to March 31, 2009. On June 10, 2009 Mr. DeSerranno surrendered all 3,500,000 of the $.75 warrants and they were canceled.  The value of the options compensation was determined using the Black-Scholes model.

The following table sets forth certain information regarding the options held and value of each such officer’s unexercised options as of October 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

	Number of Securities Underlying Unexercised Warrants		Warrant Exercise	Warrant Expiration	Number of Securities Underlying Unexercised Unearned
Name	Exercisable	Unexercisable	Price ($)	Date	Warrants
Allen Ronald DeSerranno(1)	2,000,000		.20	3/31/2011
Chief Executive Officer

(1)
On April 1, 2006 the Company issued 2,000,000 five year warrants, exercisable at $.20, to Mr. DeSerranno. They vested 25% each six months through March 31, 2008. On April 1, 2007 the Company issued 3,500,000 five year warrants, exercisable at $.75, to Mr. DeSerranno. These vested 25% each six months from September 30, 2007 to March 31, 2009.  On June 10, 2009 Mr. DeSerranno surrendered all 3,500,000 of the $.75 warrants and they were canceled.

Director Compensation

We do not compensate our directors for serving on our Board of Directors, other than any compensation which a director may earn as an employee of the Company. We reimburse our directors for any travel related expenses incurred in performing their duties as directors.

Employment Agreements with Executive Management and Directors

Mr. DeSerranno had an employment agreement with the Company, which provided for an annual salary of $150,000, which expired on March 31, 2009.  Effective April 1, 2009 Mr. DeSerranno’s salary has continued at the same rate and will remain in effect until a new agreement is executed.

Pursuant to his previous employment agreement on April 1, 2006 Mr. DeSerranno received a five-year warrant to purchase 2,000,000 shares of Common Stock exercisable at $0.20 per share on a cashless basis and pursuant to the amendments to his employment agreement effective April 1, 2007, Mr. DeSerranno received a five-year warrant to purchase 3,500,000 shares exercisable at $0.75 per share on a cashless basis. The warrants vested over a two-year period beginning on the date of the respective agreements at the rate of 25% every six months.  On June 10, 2009 Mr. DeSerranno surrendered all 3,500,000 of the $.75 warrants and they were canceled.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Common Stock beneficially owned as of January 19, 2010 by (i) those persons or groups known to us who beneficially own more than 5% of our Common Stock; (ii) each director; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended October 31, 2009; and, (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC and by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

Name(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percentage of Outstanding Shares of Common Stock(3)
Allen Ronald DeSerranno(4)	11,404,955	43.18%
Francis V. Lorenzo(5)	2,160,000	8.18%
Gary Fuhr(6)	1,561,085	6.33%
All officers and directors as a group (One person)(5)	11,404,955	43.18%

(1)
The address of Mr. DeSerranno is c/o Mobiform Software, Inc., 1255 N Vantage Pt. Dr., Suite A, Crystal River, Florida 34429. Mr. Lorenzo, a former officer and director of the Company, has an address at 7129 Cenrose Circle, Westwood, NJ 07675.  Mr. Fuhr, a former employee of the Company, has an address at 7204 Stride Avenue, Burnaby, BC V3N 1T9 Canada.

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

(3)	Based upon 24,410,656 shares of Common Stock outstanding plus in each case the shares which the person or group has a right to acquire within 60 days through the exercise of warrants.

(4)
Includes 2,000,000 shares of Common Stock issuable upon the exercise of warrants and 1,721,979 held by a corporation wholly-owned by Mr. DeSerranno. Excludes 316,373 shares of Common Stock held by Mr. DeSerranno’s wife, Rita Honurata DeSerranno, as to which he disclaims beneficial ownership.

(5)	Includes 2,000,000 shares of Common Stock issuable upon the exercise of warrants.

(6)	Includes 250,000 shares of Common Stock issuable upon the exercise of warrants.

Change in Control

We are unaware of any arrangement or understanding that may, at a subsequent date, result in a change of control of our Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Since the beginning of the last fiscal year we have had no reportable transactions with related parties and none is currently proposed.

Item 14.	Principal Accountant Fees and Services.

Meyler & Company, LLC served as our independent registered public accounting firm for the fiscal years ended October 31, 2009 and 2008.    The following table shows the fees that were billed for the audit and other services provided by such firm for 2009 and 2008.

	2009	2008
Meyler & Company, LLC:
Audit Fees	$61,805	$68,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$61,805	$68,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

Our Board of Directors acting as our Audit Committee preapproved the engagement of each of our independent registered public accounting firms.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

Number	Description

3.1	Certificate of Incorporation *

3.2	By-laws *

4.1	Form of Specimen Stock Certificate *

10.3	Form of Warrant — $1.50 *

10.3.1	Form of Warrant — $.75 *

10.3.2	Form of Warrant — $.20 *

10.4	Employment Agreement dated April 1, 2006 with Allen Ronald DeSerranno *

10.5	Employment Agreement dated April 1, 2006 with Francis V. Lorenzo *

10.6	Assignment and Amendment of Employment Agreement — Allen Ronald DeSerranno*

10.7	Assignment and Amendment of Employment Agreement — Francis V. Lorenzo*

10.8	Termination Agreement — Francis V. Lorenzo*

10.9	Form of 8% Convertible Note*

10.10 14.1	Exchange Agreement dated August 31, 2005* Code of Ethics***

16.1	Letter dated September 10, 2008 from Raich Ende Malter & Co. LLP, to the Securities and Exchange Commission**

23.1	Consent of Meyler & Company, LLC, independent registered public accounting firm**

23.2	Consent of Raich Ende Malter & Co. LLP, independent registered public accounting firm**

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Crystal River, Florida on January 29 , 2010.

MOBIFORM SOFTWARE, INC.

By:	/s/ Allen Ronald DeSerranno

Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report  has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
/s/ Allen Ronald DeSerranno	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	January 29 , 2010
Allen Ronald DeSerranno

Item 7.  Financial Statements

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
  Mobiform Software, Inc.
Crystal River, Florida

We have audited the accompanying consolidated balance sheets of Mobiform Software, Inc. as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for each of the years in the two-year period ended October 31, 2009.  Mobiform Software, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobiform Software, Inc. as of October 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $929,694 for the year ended October 31, 2009, has an accumulated deficit of $7,175,311 at October 31, 2009, has negative cash flows from operations, and there are existing uncertain conditions which the Company faces relative to its obtaining financing, and capital in the equity markets.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

January 29, 2010
Middletown, NJ

MOBIFORM SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2009	2008

Assets
Current Assets
Cash and Cash Equivalents	$14,966	$196,512
Certificate of Deposit	—	583,283
Accounts Receivable – Net	9,920	30,380
Prepaid Expenses	47,801	5,805
Total Current Assets	72,687	815,980

Property and Equipment – Net	32,768	164,538

Other Assets
Security Deposits	3,650	3,650

Total Assets	$109,105	$984,168

Liabilities and Stockholders’ Equity(Deficit)
Current Liabilities
Convertible Notes Payable	$50,000	$75,000
Note Payable – Related Party	50,000	—
Accounts Payable and Accrued Liabilities	110,479	139,696
Common Share Liability	29,250	400,000
Deferred Revenue	5,833	5,833
Total Current Liabilities	245,562	620,529

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit)
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares Authorized and Unissued	—	—
Common Stock, $0.0001 Par Value; 100,000,000 Shares Authorized; Shares Issued and Outstanding, 24,410,656 at October 31, 2009 and 23,652,125 at October 31, 2008	2,441	2,365
Additional Paid in Capital	7,036,413	6,606,891
Accumulated Deficit	(7,175,311)	(6,245,617)
Total Stockholders’ Equity (Deficit)	(136,457)	363,639

Total Liabilities and Stockholders’ Equity (Deficit)	$109,105	$984,168

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31,
	2009	2008

Revenue	$86,510	$81,770

Operating Expenses
Payroll Expenses	595,468	757,399
Compensation – Share Based	63,336	623,320
Consulting Fees – Share Based	284,174	66,667
Professional Fees	224,585	407,910
Advertising	41,295	265,625
Depreciation and Amortization	19,288	24,522
Consulting Fees	57,300	33,595
Office	15,450	18,939
Rent	40,606	51,232
Telephone and Communication	11,565	12,661
Travel and Conferences	14,117	16,883
Auto	1,586	2,442
Other	21,481	23,347
Total Operating Expenses	1,390,251	2,304,542

Operating Loss	(1,303,741)	(2,222,772)

Other Income (Expenses)
Interest Income	6,035	50,392
Interest Expense	(4,625)	(9,090)
Loss on Sale of Asset	(27,363)	—
Gain from Derecognition of Common Share Liability	400,000	—
Impairment Adjustment on Property	—	(10,149)
Amortization – Debt Discount	—	(8,534)
Amortization – Deferred Financing Costs	—	(5,258)
Total Other Income (Expenses)	374,047	17,361

Loss Before Income Taxes	(929,694)	(2,205,411)

Provision for Income Taxes	—	—

Net Loss	$(929,694)	$(2,205,411)

Net Loss Per Common Share – Basic and Diluted	$(0.04)	$(0.09)

Weighted-Average Common Shares Outstanding – Basic and Diluted	23,861,668	23,652,125

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – November 1, 2007	23,652,125	$2,365	$5,983,571	$(4,040,206)	$1,945,730

Stock based compensation	—	—	623,320	—	623,320

Net loss for the year ended October 31, 2008	—	—	—	(2,205,411)	(2,205,411)

Balance – October 31, 2008	23,652,125	2,365	6,606,891	(6,245,617)	363,639

Stock based compensation	—	—	63,336	—	63,336

Issuance of common stock upon the conversion of debt and accrued interest	58,124	6	29,056	—	29,062

Issuance of common stock for services per consulting contracts	500,000	50	215,950	—	216,000

Issuance of common stock for compensation per employment agreement	200,000	20	77,980	—	78,000

Issuance of warrants for cash	—	—	43,200	—	43,200

Issuance of common stock for correction of merger shares	407	—	—	—	—

Net loss for the year ended October 31, 2009	—	—	—	(929,694)	(929,694)

Balance – October 31, 2009	24,410,656	$2,441	$7,036,413	$(7,175,311)	$(136,457)

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2009	2008
Operating Activities
Net Loss	$(929,694)	$(2,205,411)
Adjustments to Reconcile Net Loss to Net Cash
Used for Operating Activities:
Depreciation and Amortization	19,288	24,522
Consulting Fees – Share Based	284,174	66,667
Compensation – Share Based	63,336	623,320
Gain from Derecognition of Common Share Liability	(400,000)	—
Loss on Sale of Asset	27,363	—
Amortization – Debt Discount	—	8,534
Amortization – Deferred Financing Costs	—	5,258
Bad Debt	—	5,440
Impairment Adjustment on Property	—	10,149

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	20,460	(35,820)
Prepaid Expenses	(2,920)	106,892
Security Deposit	—	1,000
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(25,155)	56,052
Net Cash Used for Operating Activities	(943,148)	(1,333,397)

Investing Activities
Redemption of Certificate of Deposit	583,283	1,449,607
Proceeds from Sale of Asset	85,119	—
Acquisition of Property & Equipment	—	(7,081)
Net Cash Provided by Investing Activities	668,402	1,442,526

Financing Activities
Proceeds from sale of warrants	43,200	—
Proceeds from note payable – related party	50,000	—
Payment of convertible debt	—	(100,000)
Net Cash Provided by (Used for) Financing Activities	93,200	(100,000)

Change in Cash and Cash Equivalents	(181,546)	9,129

Cash and Cash Equivalents – Beginning of Year	196,512	187,383

Cash and Cash Equivalents – End of Year	$14,966	$196,512

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$—	$10,163
Income Taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt and Accrued Interest Converted into Common Stock	$29,062	$—
Common Stock Issued for Prepaid Consulting Expense	$216,000	$—

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

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

 (2)           Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities.  Since our inception, we have incurred losses, have an accumulated deficit of $7,175,311 at October 31, 2009, and have experienced negative cash flows from operations.  The expansion and development of our business will likely require additional capital.  This condition raises substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We are presently working to raise additional capital to meet our working capital needs and are restructuring operating costs as we continue to market our products in line with our business plan.  There are no assurances, however, that we will be successful in our efforts to raise capital or generate sufficient revenues through our marketing efforts or to reduce operating costs to a level where we will attain profitability.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(3)	Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Mobiform Software, Inc. and its wholly-owned Canadian subsidiary, Mobiform Software, Ltd.  All material intercompany balances and transactions have been eliminated in consolidation.

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

Accounting Standards Codification -The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Cash and Cash Equivalents - We consider all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Revenue Recognition - Our revenues are recognized in accordance with FASB ASC Topic 985-605 “Revenue Recognition” for the software industry.  Revenue from the sale of software licenses is recognized when standardized software modules are delivered to and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable.  Revenue from software maintenance contracts and Application Service Provider (“ASP”) services are recognized ratably over the lives of the contracts.  Revenue from professional services is recognized when the service is provided.

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

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(3)           Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Statements – FASB ASC Topic 825 “Financial Instruments”  requires the disclosure of fair values for all financial statements, both on-and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets and liabilities as of October 31, 2009 and 2008.  We generally do not require collateral related to our financial instruments.

Concentration of Credit Risk - Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, certificates of deposit, and accounts receivable.

We maintain our cash and cash equivalents and certificates of deposit in accounts with a major financial institution in the United States in the form of demand deposits and certificates of deposit.  Deposits in these banks may exceed the amounts of insurance provided on such deposits.  No such amounts were at risk as of October 31, 2009.  As of October 31, 2008, we had approximately $540,000 in deposits subjected to such risk.  We have not experienced any losses on our deposits of cash, cash equivalents, and certificates of deposit.

Concentrations of credit risk with respect to trade accounts receivable are limited.  We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts.  As of October 31, 2009 and 2008, based on this assessment, management established an allowance for doubtful accounts of $5,440.  Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

Equity-Based Compensation - We account for equity based compensation transactions with employees under the provisions of FASB ASC Topic 718, “Compensation, Stock Compensation” (“Topic 718”). Topic 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s equity instruments are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

We account for equity based transactions with non-employees under the provisions of FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees” (“Topic 505-50”). Topic 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of the equity instrument is estimated using the Black-Scholes option valuation model. In general, we recognize an asset or expense in the same manner as if we were to receive cash for the goods or services instead of paying with or using the equity instrument.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(3)	Summary of Significant Accounting Policies (Continued)

Advertising Expense - We expense advertising costs as incurred.

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

Income Taxes – We account for income taxes under the provisions of FASB ASC Topic 740 “Income Taxes” (“Topic 740”) which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At October 31, 2009 and 2008, the entire deferred tax asset, which arises primarily from our capitalized pre-operating costs, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

On November 1, 2007, the Company adopted the provisions of Topic 740 as they relate to uncertainty in income tax positions. There was no impact on the Company's consolidated financial position, results of operations or cash flows at October 31, 2007 and for the year then ended, as a result of implementing these provisions. At the adoption date of November 1, 2007 and October 31, 2009 and 2008, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of November 1, 2007 and October 31, 2009 and 2008, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(3)	Summary of Significant Accounting Policies (Continued)

Deferred Financing Costs – Deferred financing costs are amortized to interest expense over the life of the notes.  The unamortized pro rata portion of the deferred costs is charged to operations upon the conversion of the notes or any portion thereof.  As of October 31, 2009, these costs have been fully amortized.

Earnings (Loss) Per Share  -  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.  The assumed exercise of common stock equivalents was not utilized in the years ended October 31, 2009 and 2008 since the effect would be anti-dilutive.

	Years ended
	October 31,
	2009	2008

Basic	$(0.04)	$(0.09)

Diluted	$(0.04)	$(0.09)

Equity instruments that may dilute earnings per share in the future are listed in Notes 6, 7 and 10.

Research and Development Costs - Research and development costs are expensed as incurred. There were no research and development costs in 2009 and 2008.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

4.	New Authoritative Accounting Guidance

As discussed in Note 3 - Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification (“ASC”) became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.” New authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The new authoritative accounting guidance will be effective for the Company’s consolidated financial statements beginning November 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The new authoritative accounting guidance will be effective for the Company’s consolidated financial statements beginning November 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 805, “Business Combinations.” New authoritative accounting guidance under ASC Topic 805, “Business Combinations,” applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.” The new authoritative accounting guidance will be effective for the Company’s consolidated financial statements beginning November 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

4.	New Authoritative Accounting Guidance (Continued)

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.

The new authoritative accounting guidance under ASC Topic 810 will be effective for the Company on November 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 will be effective for the Company on November 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820.  Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

4.	New Authoritative Accounting Guidance (Continued)

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s consolidated financial statements beginning November 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new authoritative accounting guidance will be effective for the Company’s consolidated financial statements beginning November 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s consolidated financial statements.  The company evaluated events between the end of the fiscal year, October 31, 2009 and January 29, 2010, the date the consolidated financial statements were issued.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

 (5)           Property and Equipment

Property and equipment consists of the following:

	October 31,	October 31,	Estimated
	2009	2008	Useful Lives

Condominium (1)	$—	$129,664	15 years
Computer Equipment	30,023	30,023	5 years
Office Equipment	24,432	24,432	5-7 years
Software	16,935	16,935	3 years
Total	71,390	201,054
Less: Accumulated Depreciation and Amortization	(38,622)	(36,516)
	$32,768	$164,538

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

In accordance with FASB ASC Topic 470-20 “Debt with Conversion and Other Options”, we first allocated the proceeds received from the placement to the notes of $16,587 in 2006 and $253,233 in 2007.  The balance of proceeds received was allocated to the warrants in the amount of $8,413 in 2006 and $121,767 in 2007 as additional paid-in-capital, based on their relative fair values.  Then we recognized an imbedded beneficial conversion feature present in the convertible notes resulting in the recognition of $2,497 and $37,448 in 2006 and 2007 as debt discount and additional paid-in-capital, which is equal to the intrinsic value of the imbedded beneficial conversion feature.  The debt discount was amortized over the 1 year maturity period of the notes as interest expense.  At October 31, 2009 and 2008, the convertible notes outstanding aggregated $50,000 and $75,000, respectively.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

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

We employed the services of a placement agent to assist in the convertible debt offering for which we paid cash commissions of $50,000 and warrants to acquire 110,000 shares of our common stock at $0.20 per share.  The fair market value of the warrants, using the Black-Scholes pricing model, was $21,992.  The commissions and the fair value of the warrants were amortized over the life of the debt.  Upon the conversion of the $225,000 of debt into our common shares, the pro rata unamortized portion of the deferred finance costs was charged to operations.

(7)           Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share. In February 2008, we increased the number of authorized shares of common stock from 45,000,000 to 100,000,000 to allow for potential future issuances of our common stock. At October 31, 2009 there were 24,410,656 common shares issued and outstanding.  An additional 11,787,084 common shares were reserved for issuance as of October 31, 2009 for outstanding purchase warrants and convertible debt.  There are no shares of preferred stock issued and outstanding.

In January 2009, one of our promissory convertible noteholders converted $25,000 in notes and $4,062 of accrued interest into 58,124 shares of our common stock.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(7)           Stockholders’ Equity (Continued)

In June 2009, we issued 100,000 shares of our common stock to a consultant for services to be performed as defined in the consulting agreement.  The shares were valued at $60,000 which was the cash value, as defined in the agreement, if the shares were not issued. The amount is accounted for as a prepaid asset and is to be expensed over the life of the agreement which term ends June of 2010. In the year ended October 31, 2009, approximately $21,000 has been expensed.

In June 2009, we issued 407 shares of our common stock to one of the previous shareholders of Mobiform Canada which were required to be issued per the original exchange agreement (See Note 1).

On July 29, 2009, we issued 400,000 shares of our common stock to a consultant for services to be rendered per a consulting agreement effective August 1, 2009.  The shares, which were deemed earned upon the signing of the agreement, were valued at $156,000 ($0.39 per share) and expensed in the year ended October 31, 2009. Additionally, the consultant is to be issued 25,000 fully vested common shares each month over the six month term of the agreement (total of 150,000 shares). As of October 31, 2009, a total of 75,000 common shares have been earned but have not been issued (See Note 10).

In August 2009, we issued 200,000 shares of our common stock to our Vice-President per his consultant agreement (see Note 10).

In August 2009, we initiated a private placement offering of equity securities to a limited number of accredited investors. The offering is through the sale of units, with each unit consisting of a warrant to purchase 60,000 shares of our common stock at $0.25 per share. The offering price per unit is $4,800 with a total of 100 units ($480,000) being offered. We sold 9 units in September and October 2009 and received proceeds of $43,200.

We entered into a consulting agreement on January 1, 2007 that either party could cancel upon 10 days notice. As part of the compensation for services, the consultant was to receive an aggregate of 750,000 shares of the Company’s common stock. The consultant earned and was issued 350,000 shares. The issuance of the remaining 400,000 common shares was contingent upon certain actions by us. Since it was and remains our intent that such actions would be fulfilled, we charged operations in 2007 and 2008 for the value of such common shares and had an accrued common share liability at October 31, 2008 of $400,000 for the fair value of the 400,000 shares. During the first quarter of fiscal 2009 we mutually agreed with the consultant to cancel the obligation to issue the 400,000 common shares. As a result, we reduced the accrued common share liability and recorded a gain from derecognition of common share liability for $400,000 in the year ended October 31, 2009.

On September 24, 2009, our Board of Directors authorized the extension of the expiration date of the common stock purchase warrants issued in our 2007 equity private placement. The warrants, exercisable at $1.50 per share, were set to expire on December 31, 2009. The expiration date has now been extended to December 31, 2011. There has been no modification to the exercise price. An aggregate of 3,471,000 warrants have been extended. The fair value of the warrants, estimated at approximately $15,000 as of the modification date using the Black-Scholes pricing model, is accounted for in equity as a capital raise cost which is offset by an identical amount in additional paid in capital.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(7)           Stockholders’ Equity (Continued)

In January 2008, we issued warrants to employees to purchase 140,000 common shares at $1.50 per share. During the years ended October 31, 2009 and 2008, warrants issued to employees to acquire 190,000 and 250,000 common shares, respectively, at $1.50 per share were forfeited due to separation of services.  In addition, our CEO and former Secretary voluntarily cancelled warrants to purchase 6,000,000 common shares at $0.75 per share.

At October 31, 2009, we have 4,424,000 outstanding warrants to employees.  The fair value of all the warrants issued for services is being charged to operations over the periods the warrants vest.  Amortization of the fair values charged to operations as determined by the Black-Scholes pricing model was $63,336 and $623,320 for the years ended October 31, 2009 and 2008, respectively.  All the warrants have cashless exercise provisions as defined in the warrants.

The fair value of each warrant is estimated on the date of grant using the Black-Scholes pricing model.  The following assumptions were made in estimating fair value:

	October 31, 2009	October 31, 2008

Dividend Yield	—%	—%
Risk-Free Interest Rate	.93%	5.25%
Expected Life	2 Years	5 Years
Expected Volatility	44.42%	280.2%

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(7)           Stockholders’ Equity (Continued)

The following table summarizes the warrants and options.

	For the Year Ended		For the Year Ended
	October 31, 2009		October 31, 2008

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	17,313,750	$0.73	17,423,750	$0.74
Granted/Sold	540,000	$0.25	140,000	$1.50
Expired/Cancelled	(6,000,000)	$0.75	—	—
Forfeited	(190,000)	$1.50	(250,000)	$1.50
Exercised	—	—	—	—
Outstanding at end of period	11,663,750	$0.68	17,313,750	$0.73

The following table summarizes information about stock warrants and options outstanding as of October 31, 2009:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.20	5,630,000	1.42	$0.20	5,630,000	$0.20
$0.25	540,000	1.83	$0.25	540,000	$0.25
$0.75	2,022,750	2.63	$0.75	2,022,750	$0.75
$1.50	3,471,000	2.17	$1.50	3,471,000	$1.50

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

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

At October 31, 2009 and 2008, the weighted-average exercise price of all warrants and options was $ $0.68 and $0.73, respectively, and the weighted-average remaining contractual life was 1.87 and 2.48 years, respectively.

(8)           Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Years Ended
	October 31,
	2009	2008

United States Statutory Corporate
Income Tax Rate	(34.0)%	(34.0)%
Permanent Differences	—%	—%
Change in Valuation Allowance on
Deferred Tax Assets	34.0%	34.0%
Effect of Foreign Earnings, Net of
Allowable Credits	—%	—%

Income Tax Provision (Benefit)	—%	—%

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(8)           Income Taxes (Continued)

The components of deferred tax assets (liabilities) at October 31, 2009 and 2008 are as follows:

	October 31,	October 31,
	2009	2008

Deferred Tax Assets – Current
Accrued Vacation Pay	$6,400	$5,821
Allowance for Doubtful Accounts	1,850	1,850
Valuation Allowance	(8,250)	(7,671)
	—	—
Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$1,230,675	874,531
Property and Equipment	2,470	493
Equity Instruments	554,156	668,622
Valuation Allowance	(1,787,301)	(1,543,646)

Net Deferred Tax Asset	$—	$—

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately $244,000 and $747,000 in the years ended October 31, 2009 and 2008, respectively.

(9)           Related Party Transactions

On October 16, 2009, we executed a promissory note in the amount of $50,000 with our Chief Executive Officer (“CEO”). The note, which is due on demand, accrues interest at 8% per annum.  The proceeds are to be used for working capital purposes. Interest expense in the amount of $164 has been accrued in the year ended October 31, 2009.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(10)           Commitments and Contingencies

Employment Agreements

Effective April 1, 2006, we entered into an employment agreement with our Chief Executive Officer (“CEO”).  The agreement was for a two year period and included annual compensation of $115,000.  The agreement included, among other provisions, the issuance of a 5 year warrant to purchase 2,000,000 shares of our common stock at $0.20 per share.  On April 1, 2007, the agreement was extended through March 31, 2009. Annual compensation was increased to $150,000 and an additional 5 year warrant to purchase 3,500,000 shares of our common stock at $0.75 per share was issued.  Commencing with the date of the agreement, 25% of the warrants vest every six months over a two year period. Effective April 1, 2009, the CEO’s compensation has continued at the same annual salary as per the terms of the April 1, 2007 extension and will remain in effect until a new agreement is executed. In June 2009, our CEO voluntarily surrendered the warrant to purchase 3,500,000 shares of our common stock at $0.75 per share and it was cancelled.

In June 2009, our former Secretary voluntarily surrendered a warrant to purchase 2,500,000 shares of our common stock at $0.75 per share and it was cancelled. A warrant to purchase 2,000,000 shares of our common stock exercisable at $0.20 per share was retained by the former Secretary.

We have agreements with a number of other employees that are renewed on an annual basis.  Warrants to purchase 140,000 shares of our common stock were issued in connection with these agreements in the year ended October 31, 2008. There were no warrant issuances in the year ended October 31, 2009.  Although the warrants generally vest over the two year period at a rate of 25% every six months, the employees are required to be employed for a two year period in order to exercise the warrant.  During the years ended October 31, 2009 and 2008, 190,000 and 250,000, respectively, of these warrants were forfeited upon employee termination.

Consultants

In August 2009, we entered into an agreement with a consultant for services through January 2010.  The agreement provides for monthly compensation of $2,000, the issuance of 400,000 shares of our common stock which are deemed earned upon the signing of the agreement (see Note 7), and the issuance of 150,000 shares of our common stock which will vest 25,000 shares per month over the six month term of the agreement. As of October 31, 2009, 75,000 shares of common stock valued at $29,250 were vested under the agreement. The value of such shares has been expensed and an accrued common share liability has been recorded as of October 31, 2009. We intend to issue the common shares in fiscal 2010.

In August 2009, we entered into an agreement with an outside consultant to perform the services of our Vice President (“VP”). The agreement provides for, among other provisions, a monthly fee of $2,000 and the issuance of 200,000 restricted shares of our common stock. The shares, which have been issued and are valued at $78,000, are defined as a non-refundable retainer per the contract and have been fully expensed as share based consulting expense in the year ended October 31, 2009.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

(10)           Commitments and Contingencies

Leases

We presently lease office space in the United States, generally on an annual basis.  Rental expense for the years ended October 31, 2009 and 2008 amounted to approximately $41,000 and $51,000, respectively.  In May 2008, our office lease agreement was extended for a one year period through May 2009 at approximately $4,000 per month. Effective June 1, 2009, the agreement was extended for a one year period through May 2010. The terms were revised to a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement.

Significant Customers

In fiscal 2009, four customers generated 26%, 17%, 12% and 11% of our revenues.  One such customer accounted for 55% of our accounts receivable at October 31, 2009.

In fiscal 2008, four customers generated 23%, 21%, 20% and 12% of our revenues.  One such customer accounted for 47% of our accounts receivable at October 31, 2008.

(11)           Subsequent Events

On November 10, 2009, we executed a promissory note in the amount of $50,000 payable to our CEO.  The note, which is due on demand, accrues interest at 8% per annum.  The proceeds are to be used for working capital purposes.

On November 20, 2009, we entered into a three year licensing agreement with GE Fanuc Intelligent Platforms, Inc. (“GE”) to utilize a portion of our proprietary technology. GE has agreed to pay us a per unit royalty, with a minimum of $270,000 per year for the duration of the agreement. In addition we will perform consulting services, on an as needed basis, for which we will be compensated separately based upon services provided.

On November 24, 2009, we entered into a three year non-exclusive licensing agreement with Johnson Controls, Inc. (“JCI”) to utilize a portion of our proprietary software.  JCI has agreed to pay us $240,000, 50% due upon each invoice dated November 16, 2009 & April, 1, 2010.  JCI has the option to extend the agreement in one year increments upon payment of $120,000 per additional year. In addition we will perform consulting services, on an as needed basis, for which we will be compensated separately based upon services provided.