Form 10-Q
period 2010-01-31
Mobiform Software Inc
filed 2010-03-10
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2010

or

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

The number of shares of the issuer’s common equity outstanding as of  February 22, 2010 was 24,560,656 shares of common stock, par value $.0001.

MOBIFORM SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

MOBIFORM SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$119,165	$14,966
Accounts Receivable – Net	149,977	9,920
Prepaid Expenses	29,317	47,801
Total Current Assets	298,459	72,687

Property and Equipment – Net	37,232	32,768

Other Assets
Security Deposits	3,650	3,650

Total Assets	$339,341	$109,105

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Convertible Notes Payable	$50,000	$50,000
Notes Payable – Related Party	100,000	50,000
Accounts Payable and Accrued Liabilities	80,792	110,479
Deferred Revenue	90,013	5,833
Common Share Liability	-	29,250
Total Current Liabilities	320,805	245,562

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	-	-
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,560,656
at January 31, 2010 and 24,410,656 at October 31, 2009	2,456	2,441
Additional Paid in Capital	7,094,898	7,036,413
Accumulated Deficit	(7,078,818)	(7,175,311)
Total Stockholders’ Equity (Deficit)	18,536	(136,457)

Total Liabilities and Stockholders’ Equity (Deficit)	$339,341	$109,105

See the accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]

	For the Three Months Ended
	January 31,
	2010	2009

Revenue	$347,023	$16,126

Operating Expenses
Payroll Expenses	147,024	179,125
Compensation – Share Based	-	40,440
Consulting Fees – Share Based	43,848	-
Professional Fees	10,262	56,658
Advertising	8,060	17,488
Depreciation and Amortization	3,159	6,170
Consulting Fees	11,928	13,174
Office	3,386	3,877
Rent	6,621	12,798
Telephone and Communication	3,300	3,436
Other	9,981	8,214
Total Operating Expenses	247,569	341,380

Operating Income (Loss)	99,454	(325,254)

Other Income (Expenses)
Interest Income	64	3,576
Interest Expense	(3,025)	(1,468)
Gain from Derecognition of Common Share Liability	-	400,000
Total Other Income (Expenses)	(2,961)	402,108

Income Before Income Taxes	96,493	76,854

Provision for Income Taxes	-	-

Net Income	$96,493	$76,854

Net Income Per Common Share – Basic and Diluted	$-	$-

Weighted-Average Common Shares Outstanding – Basic and Diluted	24,413,989	23,657,179

See the accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Three Months Ended
	January 31,
	2010	2009

Operating Activities
Net Income	$96,493	$76,854
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used for) Operating Activities:
Depreciation and Amortization	3,159	6,170
Consulting Fees – Share Based	43,848	-
Compensation – Share Based	-	40,440
Gain from Derecognition of Common Share Liability	-	(400,000)
Deferred Revenue	84,180	(2,500)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(140,057)	28,805
Prepaid Expenses	3,886	3,200
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(29,687)	(26,911)
Net Cash Provided by (Used for) Operating Activities	61,822	(273,942)

Investing Activities
Redemption of Certificate of Deposit	-	196,425
Acquisition of Property & Equipment	(7,623)	-
Net Cash (Used for) Provided by Investing Activities	(7,623)	196,425

Financing Activities
Proceeds from note payable – related party	50,000	-
Net Cash Provided by Financing Activities	50,000	-

Change in Cash and Cash Equivalents	104,199	(77,517)

Cash and Cash Equivalents – Beginning of Period	14,966	196,512

Cash and Cash Equivalents – End of Period	$119,165	$118,995

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt and Accrued Interest Converted into Common Stock	$-	$29,062
Common Stock Issued for Share Liability	$58,500	$-

See the accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JANUARY 31, 2010

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

(2)           Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities.  Since our inception, we have incurred losses, have an accumulated deficit of $7,078,818 at January 31, 2010, and have experienced negative cash flows from operations.  The expansion and development of our business will likely require additional capital.  This condition raises substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We are presently working to raise additional capital to meet our working capital needs and are restructuring operating costs as we continue to market our products in line with our business plan. During the quarter ended January 31, 2010, we have signed significant licensing agreements and continue to implement our strategic business plan. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future and there is no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JANUARY 31, 2010

(3)           Summary of Significant Accounting Policies

Unaudited Interim Statements - The accompanying unaudited interim consolidated financial statements as of January 31, 2010, and for the three months ended January 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of January 31, 2010 and the consolidated results of operations and consolidated cash flows for the three months ended January 31, 2010 and 2009.  The results of operations for the three months ended January 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Our other accounting policies are set forth in Note 3 of our audited consolidated financial statements included in the Mobiform Software, Inc. 2009 Form10-K.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JANUARY 31, 2010

(4)            New Authoritative Accounting Guidance

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009.  Effective February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which revised certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company’s consolidated financial statements. The company evaluated subsequent events, which are events or transactions that occurred after January 31, 2010 through the issuance of the accompanying consolidated financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

 (5)           Property and Equipment

Property and equipment consists of the following:

	January 31,	October 31,	Estimated
	2010	2009	Useful Lives
	[Unaudited]

Computer Equipment	$33,015	$30,023	5 years
Office Equipment	24,432	24,432	5-7 years
Software	21,566	16,935	3 years
Total	79,013	71,390
Less: Accumulated Depreciation and Amortization	(41,781)	(38,622)
	$37,232	$32,768

(6)           Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share. In February 2008, we increased the number of authorized shares of common stock from 45,000,000 to 100,000,000 to allow for potential future issuances of our common stock. At January 31, 2010 there were 24,560,656 common shares issued and outstanding.  An additional 11,789,100 common shares were reserved for issuance as of January 31, 2010 for outstanding purchase warrants and convertible debt.  There are no shares of preferred stock issued and outstanding.

In January 2010, we issued 150,000 shares of our common stock for a share liability of $58,500 incurred for consulting services. In the three months ended January 31, 2010, $29,250 expense related to this agreement and $14,598 deferred under another consulting agreement were charged to operations as share-based consulting.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JANUARY 31, 2010

(6)           Stockholders’ Equity (Continued)

At January 31, 2010, we have 4,424,000 outstanding warrants to employees.  The fair value of all the warrants issued for services is being charged to operations over the periods the warrants vest.  Amortization of the fair values charged to operations as determined by the Black-Scholes pricing model was $40,440 in the three months ended January 31, 2009.  We had no such charge in the three months ended January 31, 2010.   All the warrants have cashless exercise provisions as defined in the warrants.

The following table summarizes the warrants and options.

	For the Three Months Ended		For the Year Ended
	January 31, 2010 [Unaudited]		October 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	11,663,750	$0.68	17,313,750	$0.73
Granted/Sold	-	-	540,000	$0.25
Expired/Cancelled	-	-	(6,000,000)	$0.75
Forfeited	-	-	(190,000)	$1.50
Exercised	-	-	-	-
Outstanding at end of period	11,663,750	$0.68	11,663,750	$0.68

The following table summarizes information about stock warrants and options outstanding as of January 31, 2010 [Unaudited]:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.20	5,630,000	1.24	$0.20	5,630,000	$0.20
$0.25	540,000	1.58	$0.25	540,000	$0.25
$0.75	2,022,750	2.35	$0.75	2,022,750	$0.75
$1.50	3,471,000	1.92	$1.50	3,471,000	$1.50

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JANUARY 31, 2010

(6)           Stockholders’ Equity (Continued)

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

At January 31, 2010 and October 31, 2009, the weighted-average exercise price of all warrants and options was $0.68 and the weighted-average remaining contractual life was 1.65 and 1.87 years, respectively.

(7)           Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended
	January 31,
	2010	2009
	[Unaudited]	[Unaudited]

United States Statutory Corporate
Income Tax Rate	34.0%	34.0%
Change in Valuation Allowance on
Deferred Tax Assets	(34.0)%	(34.0)%

Income Tax Provision (Benefit)	-%	-%

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JANUARY 31, 2010

(7)           Income Taxes (Continued)

The components of deferred tax assets (liabilities) at January 31, 2010 and October 31, 2009 are as follows:

	January 31,	October 31,
	2010	2009
	[Unaudited]

Deferred Tax Assets – Current
Accrued Vacation Pay	$5,781	$6,400
Allowance for Doubtful Accounts	1,850	1,850
Valuation Allowance	(7,631)	(8,250)
	-	-
Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	1,188,847	$1,230,675
Property and Equipment	2,300	2,470
Equity Instruments	554,156	554,156
Valuation Allowance	(1,745,303)	(1,787,301)

Net Deferred Tax Asset	$-	$-

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance (decreased) increased by approximately ($43,000) and $244,000 for the three months ended January 31, 2010 and the year ended October 31, 2009, respectively.

(8)           Related Party Transactions

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

Interest expense in the amount of $2,016 has been accrued for these notes in the three months ended January 31, 2010.

 (9)           Commitments and Contingencies

Leases

We presently lease office space in the United States, generally on an annual basis.  Rental expense for the three months ended January 31, 2010 and 2009 amounted to approximately $7,000 and $13,000, respectively.  In May 2008, our office lease agreement was extended for a one year period through May 2009 at approximately $4,000 per month. Effective June 1, 2009, the agreement was extended for a one year period through May 2010. The terms were revised to a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Mobiform has assembled its first vertical market application. ‘Status Vision Designer®’ (“Status”) was released in January 2009 as an industrial control and monitoring application for heavy industry and manufacturing.

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

Licenses and Joint Ventures
We have licensed our technology to other companies for use in their solutions, and we are in discussions with additional companies that may want to license or joint venture some of our software applications on an exclusive or nonexclusive basis.

In November, 2009, we entered into a three year licensing agreement with GE Fanuc Intelligent Platforms, Inc. (“GE”) to utilize a portion of our proprietary technology. GE has agreed to pay us a per unit royalty, with a minimum of $270,000 per year for the duration of the agreement. In addition we will perform consulting services, on an as needed basis, for which we will be compensated separately based upon services provided.

In November, 2009, we entered into a three year non-exclusive licensing agreement with Johnson Controls, Inc. (“JCI”) to utilize a portion of our proprietary software.  JCI has agreed to pay us $240,000, 50% due upon each invoice dated November 16, 2009 & April, 1, 2010, for the three year agreement. JCI has the option to extend the agreement in one year increments upon payment of $120,000 per additional year. In addition we will perform consulting services, on an as needed basis, for which we will be compensated separately based upon services provided.

In addition to several other executed mutual nondisclosure agreements we entered into an agreement with Capstone Technology for licensing of Aurora and VantagePoint into one of their HMI products and entered into an additional similar agreement with Matrikon Asia Pacific. There is no assurance that any additional licenses or joint ventures will result from our discussions with additional companies.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations. Comparative analysis of ratios of costs and expenses to revenues is not shown in the following narrative discussion as management believes such ratios to be uninformative due to the insignificant levels of revenues in the prior period.

	For The Three Months Ended January 31,
	2010 (Unaudited)	2009 (Unaudited)
Revenues	$347,023	$16,126

Operating expenses:
Compensation costs	147,024	219,565
Consulting fees	55,776	13,174
Advertising	8,060	17,488
Professional fees	10,262	56,658

Interest and debt costs	3,025	1,468
Other Income	64	403,576

Net Income	$96,493	$76,854
Net Income per share – basic and diluted	$-	$-

Comparison of the Three Months Ended January 31, 2010 and 2009

Revenues

Our revenues for the three months ended January 31, 2010 amounted to $347,023 compared to the comparative 2009 period of $16,126. Revenues for the year increased by approximately $331,000 primarily resulting from new licensing agreements sold in November 2009. Revenues from these agreements amounted to $303,000 of which $292,000 represents licensing fees and $11,000 relates to maintenance and support. The balance of the increase is primarily related to service revenues. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet & are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and share based compensation, primarily through the issuance of warrants, to employees. Payroll and share based compensation amounted to $147,024 and $0 respectively, in the three months ended January 31, 2010 compared to $179,215 and $40,440, respectively, in the three months ended January 31, 2009. Payroll decreased $32,191 (18%) as we managed to lower our payroll cost and continued to implement our strategic plan. Share based compensation costs decreased $40,440 (100%) as we now issue warrants to employees on a more selective basis, determined by their qualifications and performance.

Advertising costs have decreased to $8,060 in the three months ended January 31, 2010 from $17,488 in the three months ended January 31, 2009, a decrease of $9,428 (54%) primarily from reductions in trade show expense.

Professional fees decreased from $56,658 in the three months ended January 31, 2009 to $10,262 in the three months ended January 31, 2010. The decrease of $46,396 (82%) is primarily a result of professional fees incurred in registering our common shares as a public company in 2009. We also incurred share based consulting fees in 2010 for common shares issued to consultants as we managed our operating capital, an increase of $43,848 (100%) from the amount incurred in the three months ended January 31, 2009.

Interest and Debt Costs

Interest expense increased from $1,468 in the three months ended January 31, 2009 to $3,025 in the three months ended January 31, 2010. The increase of $1,557 was primarily due to the two promissory notes of $50,000 to our CEO executed in the last quarter of fiscal year 2009 and the first quarter of fiscal 2010.  Additionally, $50,000 in convertible debentures is outstanding as of January 31, 2010.

Other Income

Other income decreased from $403,576 in the three months ended January 31, 2009 to $64 in the three months ended January 31, 2010 primarily due to $400,000 of gain from the derecognition of common share liability in fiscal 2009. We entered into a consulting agreement on January 31, 2007 that either party could cancel upon 10 days notice. As part of the compensation for services, the consultant was to receive an aggregate of 750,000 shares of the Company’s common stock. The consultant earned and was issued 350,000 shares. The issuance of the remaining 400,000 common shares was contingent upon certain actions by us. Since it was our intent that such actions would be fulfilled, we charged operations in 2007 and 2008 for the value of such common shares and had an accrued common share liability at October 31, 2008 of $400,000 for the fair value of the 400,000 shares. During the first quarter of fiscal 2009 we mutually agreed with the consultant to cancel the obligation to issue the 400,000 common shares. As a result, we reduced the accrued common share liability and recorded a gain from the derecognition of common share liability for $400,000 in the first quarter of fiscal 2009.

Income Taxes

The potential future tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Income

Net Income in the three months ended January 31, 2010 totaled $96,493 compared to $76,854 in the three months ended January 31, 2009, an increase of $19,639 (26%).

Liquidity and Capital Resources

We fund our operations through sales of our products and services and debt and equity financings.

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

At January 31, 2010 we had cash and cash equivalents of $119,000 compared to $15,000 at October 31, 2009. The increase of $104,000 is primarily attributable to the cash received from payments on our new licensing agreements and funds borrowed from our CEO.

Cash Flows

Net cash provided by (used for) operating activities amounted to $62,000 and ($274,000) in the three months ended January 31, 2010 and 2009, respectively. Net cash from operations increased as a result of the additional cash and revenues generated in the first quarter of fiscal 2010 from our licensing agreements while we managed to reduce operating costs for compensation, advertising and professional fees as discussed above.

In the three months ended January 31, 2010 we used $8,000 cash for investing activities through the acquisition of property & equipment. In the three months ended January 31, 2009 we redeemed $197,000 of our certificate of deposit to use for operating cash.

Net cash provided by financing activities amounted to $50,000 and $0 in the three months ended January 31, 2010 and 2009, respectively. In the first quarter of fiscal 2010, the cash was provided by a loan from our CEO in the amount of $50,000.

We do not believe that our cash on hand at January 31, 2010 will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements in the first quarter of fiscal 2010 and continue to market our products and services in accordance with our strategic business plan. We are also looking to raise additional capital through debt and/or equity financings. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future. There is also no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us.

Contractual Obligations

N/A

Off-Balance Sheet Arrangements

As of January 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009.  Effective February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which revised certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company’s consolidated financial statements. The company evaluated subsequent events, which are events or transactions that occurred after January 31, 2010 through the issuance of the accompanying consolidated financial statements.

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

PART II.  OTHER INFORMATION

ITEM 1A. RISK FACTORS

An investment in our shares is speculative and involves a high degree of risk. Therefore, you should not invest in our shares unless you are able to bear a loss of your entire investment. You should carefully consider the following factors as well as those set forth in our annual report on form 10-K and the other information contained herein before deciding to invest in our shares. Factors that could cause actual results to differ from our expectations, statements or projections include the risks and uncertainties relating to our business described above. This report and statements that we may make from time to time may contain forward-looking information. There can be no assurance that actual results will not differ materially from our expectations, statements or projections.

Risk Factors Relating to Our Business

The following are some, but not all, of the Risk Factors disclosed in our annual report on Form 10-KSB:

Our limited cash balance will only permit us to operate for a limited time, unless our revenues rise substantially or we obtain additional financing soon.

Unless we obtain cash from revenues and/or financing our  current assets of $298,459 would be exhausted in 3.6 months at our cash “burn” rate of $82,523 per month experienced during our last three months.

We are currently endeavoring to raise additional working capital privately and continue our efforts to increase sales, but there can be no assurance that we will be successful.  Our independent auditors have qualified their opinion on our financial statements, expressing substantial doubt whether we can continue as a going concern, in light of the uncertainty of our obtaining additional financing on a timely basis and other factors described in Note 2 to the financial statements in this report.

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

As of January 31, 2010 we had an accumulated deficit of $7,078,818. We may not achieve profitability if our revenues increase more slowly than we expect, and/or if operating expenses exceed our expectations or cannot be adjusted to compensate for lower than expected revenues. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause our stock price to decline, if and when our Common Stock commences trading, of which there is no assurance.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

The following are all the equity securities which we sold during the period covered by this report that were not registered under the Securities Act :

•	In January 2010 we issued 150,000 shares of common stock to a consultant pursuant to a consulting agreement.

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

Dated: March 10, 2010

MOBIFORM SOFTWARE, INC.

By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer