Form 10-Q
period 2010-04-30
Mobiform Software Inc
filed 2010-06-14
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2010

or

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

The number of shares of the issuer’s common equity outstanding as of  June 8, 2010 was 24,586,672 shares of common stock, par value $.0001.

MOBIFORM SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

MOBIFORM SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$71,750	$14,966
Accounts Receivable – Net	218,557	9,920
Prepaid Expenses	20,113	47,801
Total Current Assets	310,420	72,687

Property and Equipment – Net	34,971	32,768

Other Assets
Security Deposits	3,650	3,650

Total Assets	$349,041	$109,105

Liabilities and Stockholders’ Deficit
Current Liabilities
Convertible Notes Payable	$50,000	$50,000
Notes Payable – Related Party	100,000	50,000
Accounts Payable and Accrued Liabilities	80,231	110,479
Deferred Revenue	192,810	5,833
Common Share Liability	-	29,250
Total Current Liabilities	423,041	245,562

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	-	-
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672
at April 30, 2010 and 24,410,656 at October 31, 2009	2,459	2,441
Additional Paid in Capital	7,096,353	7,036,413
Accumulated Deficit	(7,172,812)	(7,175,311)
Total Stockholders’ Deficit	(74,000)	(136,457)

Total Liabilities and Stockholders’ Deficit	$349,041	$109,105

See the accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Revenue	$171,257	$31,701	$518,280	$47,827

Operating Expenses
Payroll Expenses	157,241	123,278	304,265	302,403
Compensation – Share Based	-	14,237	-	54,677
Consulting Fees – Share Based	16,056	-	59,904	-
Professional Fees	39,602	43,134	49,864	99,792
Advertising	4,504	15,877	12,564	33,365
Depreciation and Amortization	3,375	5,425	6,534	11,595
Consulting Fees	16,787	15,293	28,715	28,467
Office	3,356	7,076	6,742	10,953
Rent	6,621	12,274	13,242	25,072
Telephone and Communication	2,771	2,648	6,071	6,084
Other	11,914	11,087	21,831	19,301
Total Operating Expenses	262,227	250,329	509,732	591,709

Operating Income (Loss)	(90,970)	(218,628)	8,548	(543,882)

Other Income (Expenses)
Interest Income	-	1,636	-	5,212
Interest Expense	(1,008)	(1,009)	(2,017)	(2,477)
Interest Expense – Related Party	(2,016)	-	(4,032)	-
Gain from Derecognition of Common Share Liability	-	-	-	400,000
Total Other Income (Expenses)	(3,024)	627	(6,049)	402,735

Income (Loss) Before Income Taxes	(93,994)	(218,001)	2,499	(141,147)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(93,994)	$(218,001)	$2,499	$(141,147)

Net Income (Loss) Per Common Share – Basic and Diluted	$-	$(0.01)	$-	$(0.01)

Weighted-Average Common Shares Outstanding – Basic and Diluted	24,573,305	23,710,249	24,498,719	23,683,274

See the accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Six Months Ended
	April 30,
	2010	2009

Operating Activities
Net Income (Loss)	$2,499	$(141,147)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used for) Operating Activities:
Depreciation and Amortization	6,534	11,595
Consulting Fees – Share Based	59,904	-
Compensation – Share Based	-	54,677
Gain from Derecognition of Common Share Liability	-	(400,000)
Deferred Revenue	186,977	(5,000)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(208,637)	15,740
Prepaid Expenses	(1,508)	2,353
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(30,248)	(97,596)
Net Cash Provided by (Used for) Operating Activities	15,521	(559,378)

Investing Activities
Redemption of Certificate of Deposit	-	394,789
Acquisition of Property & Equipment	(8,737)	-
Net Cash (Used for) Provided by Investing Activities	(8,737)	394,789

Financing Activities
Proceeds from note payable – related party	50,000	-
Net Cash Provided by Financing Activities	50,000	-

Change in Cash and Cash Equivalents	56,784	(164,589)

Cash and Cash Equivalents – Beginning of Period	14,966	196,512

Cash and Cash Equivalents – End of Period	$71,750	$31,923

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt and Accrued Interest Converted into Common Stock	$-	$29,062
Common Stock Issued for Share Liability	$58,500	$-

See the accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2010

(1)           Nature of Business and Basis of Presentation

Mobiform Software, Inc. (“Mobiform US”), a Delaware corporation, was originally formed under the name Firefly Learning, Inc. in May 2001. In October, 2005, pursuant to an exchange agreement, we acquired all of the issued and outstanding shares of capital stock of Mobiform Software, Ltd. (“Mobiform Canada”), a Canadian corporation, in exchange for 14,299,593 shares of our common stock.

Mobiform US and Mobiform Canada (collectively “Mobiform,” the “Company,” “we” or “us”) are in the business of developing graphics authoring products that enable software developers and designers to visually build documents and have them automatically converted into XAML (Extensible Application Markup Language) the new language released with Microsoft Windows Vista. We license and maintain these software products throughout the United States, Canada, and Europe.

 (2)           Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities.  Since our inception, we have incurred losses, have an accumulated deficit of approximately $7,200,000 at April 30, 2010, and have experienced negative cash flows from operations.  The expansion and development of our business will likely require additional capital.  This condition raises substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We are presently working to raise additional capital to meet our working capital needs and are restructuring operating costs as we continue to market our products in line with our business plan. During the six months ended April 30, 2010, we have signed significant licensing agreements and continue to implement our strategic business plan. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future and there is no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2010

(3)            Summary of Significant Accounting Policies

Unaudited Interim Statements - The accompanying unaudited interim consolidated financial statements as of April 30, 2010, and for the three and six months ended April 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of April 30, 2010, the consolidated results of operations for the three and six months ended April 30, 2010 and 2009 and the consolidated cash flows for the six months ended April 30, 2010 and 2009.  The results of operations for the six months ended April 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Subsequent Events – The Company evaluated subsequent events, which are events or transactions that occurred after April 30, 2010 through the issuance of the accompanying consolidated financial statements.

Our other accounting policies are set forth in Note 3 of our audited consolidated financial statements included in the Mobiform Software, Inc. 2009 Form10-K.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2010

(4)      New Authoritative Accounting Guidance

In January 2010, the Financial Accounting Standards Board ("FASB") issued, and the Company adopted, Accounting Standards Codification (“ASC”) Update No. 2010-05 “Escrowed Share Arrangements and the Presumption of Compensation” (“ASCU No. 2010-05”). ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds. In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized. As it relates to future financings, the adoption of this update may have an effect on the Company’s financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning November 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning November 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2010

 (5)           Property and Equipment

Property and equipment consists of the following:

	April 30,	October 31,	Estimated
	2010	2009	Useful Lives
	[Unaudited]

Computer Equipment	$34,129	$30,023	5 years
Office Equipment	24,432	24,432	5-7 years
Software	21,566	16,935	3 years
Total	80,127	71,390
Less: Accumulated Depreciation
and Amortization	(45,156)	(38,622)
	$34,971	$32,768

(6)           Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share. In February 2008, we increased the number of authorized shares of common stock from 45,000,000 to 100,000,000 to allow for potential future issuances of our common stock. At April 30, 2010 there were 24,586,672 common shares issued and outstanding.  An additional 12,091,116 common shares were reserved for issuance as of April 30, 2010 for outstanding purchase warrants and convertible debt.  There are no shares of preferred stock issued and outstanding.

In January 2010, we issued 150,000 shares of our common stock for a share liability of $58,500 incurred for consulting services. In the six months ended April 30, 2010, $29,250 expense related to this agreement and $30,654 deferred under other consulting agreements were charged to operations as share-based consulting.

Effective February 1, 2010, we issued 26,016 shares of our common stock to two non-related individuals for shares owed them from previous private placement offerings.

At April 30, 2010, we have 4,424,000 outstanding warrants to employees.  The fair value of all the warrants issued for services is being charged to operations over the periods the warrants vest.  Amortization of the fair values charged to operations as determined by the Black-Scholes pricing model was $54,677 in the six months ended April 30, 2009.  We had no such charge in the six months ended April 30, 2010.   All the warrants have cashless exercise provisions as defined in the warrants.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2010

(6)           Stockholders’ Equity (Continued)

We entered into a consulting agreement on February 5, 2010 for financial consulting services (see Note 9).  As part of the compensation for services, the consultant was granted a five-year warrant to purchase 300,000 shares of our common stock at the market price per share on the date of issuance, which was $0.09.  The warrant vests 25% on the date of issuance and every three months thereafter and has cashless exercise provisions as defined in the warrant.  The fair value of the warrant, $5,883, was calculated using the Black-Scholes pricing model with the following assumptions: 0% dividend yield; 0.4% risk free interest rate; 23.81% volatility; 5 year expected life.  Share-based expense based on the fair value of the warrant is being charged to operations over the vesting period.  The expense recorded in the six months ended April 30, 2010 was $1,458.

The following table summarizes the warrants and options.

	For the Six Months Ended		For the Year Ended
	April 30, 2010 (Unaudited)		October 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	11,663,750	$0.68	17,313,750	$0.73
Granted/Sold	300,000	$0.09	540,000	$0.25
Expired/Cancelled	-	-	(6,000,000)	$0.75
Forfeited	-	-	(190,000)	$1.50
Exercised	-	-	-	-
Outstanding at end of period	11,963,750	$0.67	11,663,750	$0.68

The following table summarizes information about stock warrants and options outstanding as of April 30, 2010 [Unaudited]:

	Warrants and Options
	Outstanding			Exercisable

		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Number	Contractual Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	4.75	$0.09	75,000	$0.09
$0.20	5,630,000	1.01	$0.20	5,630,000	$0.20
$0.25	540,000	1.33	$0.25	540,000	$0.25
$0.75	2,022,750	2.10	$0.75	2,022,750	$0.75
$1.50	3,471,000	1.67	$1.50	3,471,000	$1.50

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2010

(6)           Stockholders’ Equity (Continued)

The following table summarizes information about stock warrants and options outstanding as of October 31, 2009:

	Warrants and Options
	Outstanding			Exercisable

		Weighted Average
		Remaining
		Contractual	Weighted Average		Weighted Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.20	5,630,000	1.42	$0.20	5,630,000	$0.20
$0.25	540,000	1.83	$0.25	540,000	$0.25
$0.75	2,022,750	2.63	$0.75	2,022,750	$0.75
$1.50	3,471,000	2.17	$1.50	3,471,000	$1.50

At April 30, 2010 and October 31, 2009, the weighted-average exercise price of all warrants and options was $0.67 and $0.68, respectively, and the weighted-average remaining contractual life was 1.49 years and 1.87 years, respectively.

(7)           Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States Statutory Corporate
Income Tax Rate	34.0%	34.0%	34.0%	34.0%
Change in Valuation Allowance on
Deferred Tax Assets	(34.0)%	(34.0)%	(34.0)%	(34.0)%

Income Tax Provision (Benefit)	-%	-%	-%	-%

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2010

(7)           Income Taxes

The components of deferred tax assets (liabilities) at April 30, 2010 and October 31, 2009 are as follows:

	April 30,	October 31,
	2010	2009
	[Unaudited]

Deferred Tax Assets – Current
Accrued Vacation Pay	$6,459	$6,400
Allowance for Doubtful Accounts	1,850	1,850
Valuation Allowance	(8,309)	(8,250)
	-	-
Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	1,214,670	$1,230,675
Property and Equipment	(3,762)	2,470
Equity Instruments	569,423	554,156
Valuation Allowance	(1,780,331)	(1,787,301)

Net Deferred Tax Asset	$-	$-

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance (decreased) increased by approximately ($7,000) and $244,000 for the six months ended April 30, 2010 and the year ended October 31, 2009, respectively.

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

Interest expense in the amount of $4,032 has been accrued for these notes in the six months ended April 30, 2010.

 (9)           Commitments and Contingencies

Leases

We presently lease office space in the United States, generally on an annual basis.  Rental expense for the six months ended April 30, 2010 and 2009 amounted to approximately $13,000 and $25,000, respectively.  In May 2008, our office lease agreement was extended for a one year period through May 2009 at approximately $4,000 per month. Effective June 1, 2009, the agreement was extended for a one year period through May 2010. The terms were revised to a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2010

 (9)           Commitments and Contingencies (Continued)

Consulting Agreement

On February 5, 2010, we entered into an agreement for financial consulting services, which may be terminated by either party upon one month’s notice.  The agreement provides compensation of $5,000 per month, accrued until the company has a liquidity event, as described in the agreement.  In addition, the consultant was granted a five-year warrant to purchase 300,000 shares of our common stock at $0.09 per share (see Note 6).

Investment Banking Agreement

On April 16, 2010, we entered into an investment banking agreement for advisory services and assistance in securing financing through the offering for sale of convertible debt securities, as defined in the agreement.  The term of the agreement commenced upon its execution and will continue for a period of six months from the closing of the offering.  The fee for advisory services of $20,000 will be payable upon the closing of the sale of the minimum amount of convertible debt securities of $1,000,000. Compensation related to the offering will be based on the successful closing on the sale of convertible debt securities, as defined in the agreement.

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

Products and Services
Our technology team has more than 20 years of experience in software design and development and has designed, built and delivered, over the years, world-class software solutions. In addition to software development, we also derive income from consulting services and contract development.

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

This toolbox is a set of software components that can be reused in various software products. The types of software developed in our toolbox include software components for visualizing information, LED displays, gauges, charting and mapping controls. Mobiform calls this software our ‘VantagePoint Controls.™’ Mobiform has created additional technology for graphics design for our technology toolbox. ‘Aurora’ is a Graphics Design Platform that can be used to provide design capabilities inside of software applications built for Microsoft Windows.

Product Description
With the Technology Toolbox in place, we can quickly assemble data visualization software products for monitoring real time data. Our initial target market is monitoring and control for heavy industry since this is an area in which the Mobiform team already has expertise. Over time, we can expand into financial, drafting, digital signage and eLearning markets all leveraging the same set of core technologies.

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

In November, 2009, we entered into a three year non-exclusive licensing agreement with Johnson Controls, Inc. (“JCI”) to utilize a portion of our proprietary software.  JCI has agreed to pay us $240,000, 50% due upon each invoice dated November 16, 2009 and April, 1, 2010, for the three year agreement. JCI has the option to extend the agreement in one year increments upon payment of $120,000 per additional year. In addition we will perform consulting services, on an as needed basis, for which we will be compensated separately based upon services provided.

In addition to several other executed mutual nondisclosure agreements we entered into an agreement with Capstone Technology for licensing of Aurora and VantagePoint into one of their HMI products and entered into an additional similar agreement with Matrikon. There is no assurance that any additional licenses or joint ventures will result from our discussions with additional companies.

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

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$171,257	$31,701	$518,280	47,827

Operating expenses
Compensation costs	157,241	137,515	304,265	357,080
Consulting fees	32,843	15,293	88,619	28,467
Advertising	4,504	15,877	12,564	33,365
Professional fees	39,602	43,134	49,864	99,792

Interest and debt costs	(3,024)	(1,009)	(6,049)	(2,477)
Gain from Derecognition of
Common Share Liability	-	-	-	400,000
Provision for income taxes	-	-	-	-

Net income (loss)	$(93,994)	$(218,001)	$2,499	$(141,147)

Net loss per share –
basic and diluted	$-	$(0.01)	$-	$(0.01)

Comparison of the Three Months Ended April 30, 2010 and 2009

Revenues

Our revenues for the three months ended April 30, 2010 amounted to $171,257 compared to the comparative 2009 period of $31,701. Revenues for the period increased by approximately $140,000 primarily resulting from consulting and developmental services revenues. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and share based compensation, primarily through the issuance of warrants, to employees. Payroll and share based compensation amounted to $157,241 and $0 respectively, in the three months ended April 30, 2010 compared to $123,278 and $14,237, respectively, in the three months ended April 30, 2009. Payroll increased $33,963 (28%) as we   continued to implement our strategic plan. Share based compensation costs decreased $14,237 (100%) as we now issue warrants to employees on a more selective basis, determined by their qualifications and performance.

Advertising costs have decreased to $4,504 in the three months ended April 30, 2010 from $15,877 in the three months ended April 30, 2009, a decrease of $11,373 (72%) primarily from reductions in trade show expense.

Professional fees decreased from $43,134 in the three months ended April 30, 2009 to $39,602 in the three months ended April 30, 2010. The decrease of $3,532 (8%) is primarily a result of professional fees incurred in registering our common shares as a public company in 2009. Consulting fees of $16,787 in the three months ended April 30, 2010 were comparative to the $15,293 of consulting fees in the three months period ended April 30, 2009.  We also incurred share-based consulting fees of $16,056 in the three months ended April 30, 2010 for common shares issued to consultants as we managed our operating capital with non-cash payments. There were no share-based consulting fees in the three months ended April 30, 2009.

Interest and Debt Costs

Interest expense increased from $1,009 in the three months ended April 30, 2009 to $3,024 in the three months ended April 30, 2010. The increase of $2,015 was primarily due to the two promissory notes of $50,000 each to our CEO executed in the last quarter of fiscal year 2009 and the first quarter of fiscal 2010, which are both outstanding as of April 30, 2010.  Additionally, $50,000 in convertible debentures is outstanding as of April 30, 2010.

Income Taxes

The potential future tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Loss

Net loss in the three months ended April 30, 2010 totaled $93,994 compared to $218,001 in the three months ended April 30, 2009, a decrease of $124,007 (57%).

Comparison of the Six Months Ended April 30, 2010 and 2009

Revenues

Our revenues for the six months ended April 30, 2010 amounted to $518,280 compared to the comparative 2009 period of $47,827. Revenues for the year increased by approximately $470,000 primarily resulting from new licensing agreements sold in November 2009. Revenues from these agreements amounted to $320,000 of which $292,000 represents licensing fees and $28,000 relates to maintenance and support. The balance of the increase is primarily related to service revenues. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and share based compensation, primarily through the issuance of warrants, to employees. Payroll and share based compensation amounted to $304,265 and $0, respectively, in the six months ended April 30, 2010 compared to $302,403 and $54,677, respectively, in the six months ended April 30, 2009. Payroll increased $1,862 (1%) as we continued to implement our strategic plan while we maintained our payroll costs.  Share based compensation costs decreased $54,677 (100%) as we now issue warrants to employees on a more selective basis, determined by their qualifications and performance.

Advertising costs have decreased to $12,564 in the six months ended April 30, 2010 from $33,365 in the six months ended April 30, 2009, a decrease of $20,801 (62%). We reduced our advertising budget temporarily as a means of preserving capital as we implement our plan for revenue growth.

Professional fees decreased from $99,792 in the six months ended April 30, 2009 to $49,864 in the six months ended April 30, 2010. The decrease of $49,928 (50%) is primarily a result of professional fees incurred in connection with our becoming a public company in 2009. We expect these fees to decrease throughout fiscal 2010. Consulting fees of $28,715 in the six months ended April 30, 2010 were comparative to the $28,467 of consulting fees in the six months ended April 30, 2009. We also incurred $59,904 share-based consulting fees in the six months ended April 30, 2010. There were no share-based consulting fees in the six months ended April 30, 2009.

Interest and Debt Costs

Interest expense increased from $2,477 in the six months ended April 30, 2009 to $6,049 in the six months ended April 30, 2010. The increase of $3,572 was primarily due to the two promissory notes of $50,000 each to our CEO executed in the last quarter of fiscal year 2009 and the first quarter of fiscal 2010, which are both outstanding as of April 30, 2010.  Additionally, $50,000 in convertible debentures is outstanding as of April 30, 2010.

Other Income

Other income decreased from $402,735 in the six months ended April 30, 2009 to an expense of $6,049 in the six months ended April 30, 2010 primarily due to $400,000 of gain from the derecognition of common share liability in fiscal 2009. We entered into a consulting agreement on January 31, 2007 that either party could cancel upon 10 days notice. As part of the compensation for services, the consultant was to receive an aggregate of 750,000 shares of the Company’s common stock. The consultant earned and was issued 350,000 shares. The issuance of the remaining 400,000 common shares was contingent upon certain actions by us. Since it was our intent that such actions would be fulfilled, we charged operations in 2007 and 2008 for the value of such common shares and had an accrued common share liability at October 31, 2008 of $400,000 for the fair value of the 400,000 shares. During the first quarter of fiscal 2009 we mutually agreed with the consultant to cancel the obligation to issue the 400,000 common shares. As a result, we reduced the accrued common share liability and recorded a gain from the derecognition of common share liability for $400,000 in the first quarter of fiscal 2009.

Income Taxes

The potential future tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Income (Loss)

Net income in the six months ended April 30, 2010 totaled $2,499 compared to a net loss of ($141,147) in the six months ended April 30, 2009, an increase of $143,646.

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

At April 30, 2010 we had cash and cash equivalents of $72,000 compared to $15,000 at October 31, 2009. The increase of $57,000 is primarily attributable to the cash received from payments on our new licensing agreements and funds borrowed from our CEO.

Cash Flows

Net cash provided by (used for) operating activities amounted to $16,000 and ($560,000) in the six months ended April 30, 2010 and 2009, respectively. Net cash from operations increased as a result of the additional cash and revenues generated in the first quarter of fiscal 2010 from our licensing agreements while we managed to reduce operating costs for compensation, advertising and professional fees as discussed above.

In the six months ended April 30, 2010 we used $9,000 cash for investing activities through the acquisition of property and equipment. In the six months ended April 30, 2009 we redeemed $395,000 of our certificate of deposit to use for operating cash.

Net cash provided by financing activities amounted to $50,000 in the six months ended April 30, 2010, which was provided by a loan from our CEO.  There were no cash financing activities in the six months ended April 30, 2009.

We do not believe that our cash on hand at April 30, 2010 will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements in the first quarter of fiscal 2010 and continue to market our products and services in accordance with our strategic business plan. We are also looking to raise additional capital through debt and/or equity financings. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future. There is also no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us.

Contractual Obligations

N/A

Off-Balance Sheet Arrangements

As of April 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

N/A

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board ("FASB") issued, and the Company adopted, Accounting Standards Codification (“ASC”) Update No. 2010-05 “Escrowed Share Arrangements and the Presumption of Compensation” (“ASCU No. 2010-05”). ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds. In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized. As it relates to future financings, the adoption of this update may have an effect on the Company’s financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning November 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning November 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

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

Risk Factors Relating to Our Business

The following are some, but not all, of the Risk Factors disclosed in our annual report on Form 10-K:

We have only recently become cash flow positive.  Our limited cash balance will only provide a limited cushion, if our revenues are interrupted. Therefore we are trying to increase our revenues and  obtain additional financing.

If our revenue is interrupted, unless we obtain cash from financing, our  current assets of $310,420 would be exhausted in 3.7 months at our cash “burn” rate of $84,955 per month experienced during our last six months.

We are currently endeavoring to raise additional working capital privately and continue our efforts to maintain and increase sales, but there can be no assurance that we will be successful.  Our independent auditors have qualified their opinion on our financial statements, expressing substantial doubt whether we can continue as a going concern, in light of the uncertainty of our obtaining additional financing on a timely basis and other factors described in Note 2 to the financial statements in this report.

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

As of April 30, 2010 we had an accumulated deficit of $7,172,812. We may not achieve profitability if our revenues increase more slowly than we expect, and/or if operating expenses exceed our expectations or cannot be adjusted to compensate for lower than expected revenues. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause our stock price to decline.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

The following are all the equity securities which we sold during the period covered by this report that were not registered under the Securities Act :

•	In February 2010 we issued a warrant to purchase 300,000 shares of common stock to a consultant pursuant to a consulting agreement.

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

Dated: June 14, 2010

MOBIFORM SOFTWARE, INC.

By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer