Form 10-Q
period 2010-07-31
Mobiform Software Inc
filed 2010-09-14
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2010

or

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

The number of shares of the issuer’s common equity outstanding as of  September 13, 2010 was 24,586,672 shares of common stock, par value $.0001.

MOBIFORM SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

MOBIFORM SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$122,656	$14,966
Accounts Receivable – Net	77,273	9,920
Prepaid Expenses	3,080	47,801
Total Current Assets	203,009	72,687

Property and Equipment – Net	31,578	32,768

Other Assets
Security Deposits	3,650	3,650

Total Assets	$238,237	$109,105

Liabilities and Stockholders’ Deficit
Current Liabilities
Convertible Notes Payable	$50,000	$50,000
Notes Payable – Related Party	100,000	50,000
Accounts Payable and Accrued Liabilities	93,394	110,479
Deferred Revenue	185,607	5,833
Common Share Liability	--	29,250
Total Current Liabilities	429,001	245,562

Commitments and Contingencies	--	--

Stockholders’ Deficit
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672
at July 31, 2010 and 24,410,656 at October 31, 2009	2,459	2,441
Additional Paid in Capital	7,097,811	7,036,413
Accumulated Deficit	(7,291,034)	(7,175,311)
Total Stockholders’ Deficit	(190,764)	(136,457)

Total Liabilities and Stockholders’ Deficit	$238,237	$109,105

See the accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Revenue	$137,093	$19,350	$655,373	$67,177

Operating Expenses
Payroll Expenses	145,402	146,356	449,667	448,759
Compensation – Share Based	--	8,659	--	63,336
Consulting Fees – Share Based	11,838	6,326	71,742	6,326
Professional Fees	34,957	30,827	84,821	130,619
Advertising	17,244	3,585	29,808	36,950
Depreciation and Amortization	3,393	4,580	9,927	16,175
Consulting Fees	16,082	13,708	44,797	42,175
Office	2,161	1,594	8,903	12,547
Rent	6,533	8,913	19,775	33,985
Telephone and Communication	3,182	2,715	9,253	8,799
Other	11,499	7,204	33,330	26,505
Total Operating Expenses	252,291	234,467	762,023	826,176

Operating Loss	(115,198)	(215,117)	(106,650)	(758,999)

Other Income (Expenses)
Interest Income	--	1,034	--	6,246
Interest Expense	(1,008)	(1,008)	(3,024)	(3,485)
Interest Expense – Related Party	(2,016)	-	(6,049)	-
Loss on Sale of Asset		(27,363)		(27,363)
Gain from Derecognition of Common Share Liability	-	-	-	400,000
Total Other Income (Expenses)	(3,024)	(27,337)	(9,073)	375,398

Loss Before Income Taxes	(118,222)	(242,454)	(115,723)	(383,601)

Provision for Income Taxes	--	--	--	--

Net Loss	$(118,222)	$(242,454)	$(115,723)	$(383,601)

Net Loss Per Common Share – Basic and Diluted	$--	$(0.01)	$--	$(0.02)

Weighted-Average Common Shares Outstanding – Basic and Diluted	24,586,672	23,760,391	24,528,359	23,709,262

See the accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Nine Months Ended
	July 31,
	2010		2009

Operating Activities
Net Loss		$(115,723)	$(383,601)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used for) Operating Activities:
Depreciation and Amortization		9,927	16,175
Consulting Fees – Share Based		71,742	6,326
Compensation – Share Based		--	63,336
Deferred Revenue		179,774	2,500
Gain from Derecognition of Common Share Liability		--	(400,000)
Loss on Sale of Asset		--	27,363

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable		(67,353)	7,877
Prepaid Expenses		5,144	(3,014)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities		(17,084)	(73,531)
Net Cash Provided by (Used for) Operating Activities		66,427	(736,569)

Investing Activities
Acquisition of Property & Equipment		(8,737)	--
Redemption of Certificate of Deposit		--	504,192
Proceeds from Sale of Asset			85,119
Net Cash (Used for) Provided by Investing Activities		(8,737)	589,311

Financing Activities
Proceeds from note payable – related party		50,000	--
Net Cash Provided by Financing Activities		50,000	--

Change in Cash and Cash Equivalents		107,690	(147,258)

Cash and Cash Equivalents – Beginning of Period		14,966	196,512

Cash and Cash Equivalents – End of Period		$122,656	$49,254

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest		$--	$--
Income Taxes		$--	$--

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt and Accrued Interest Converted into Common Stock		$--	$29,062
Common Stock Issued for Prepaid Consulting Expense	$		$216,000
Common Stock Issued for Share Liability		$58,500	$--

See the accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JULY 31, 2010

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

Mobiform US and Mobiform Canada (collectively “Mobiform”, the “Company”, “we” or “us”) are in the business of developing software products for the visualization and monitoring of data in heavy industry. Our HMI (Human Machine Interface) software and SCADA (Supervisory Control and Data Acquisition) products are utilized in petro chemical, electricity distribution, transportation, facilities management and manufacturing industries. Mobiform also licenses portions of its technology for use in the products of smaller software firms and Fortune 500 companies. Our products are marketed and sold globally and offered through a sales channel of system integrators and resellers.

(2)           Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities.  Since our inception, we have incurred losses, have an accumulated deficit of approximately $7,300,000 at July 31, 2010, and have experienced negative cash flows from operations.  The expansion and development of our business will likely require additional capital.  This condition raises substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We are restructuring operating costs as we continue to market our products in line with our business plan and may seek to raise additional capital to meet our working capital needs. During the nine months ended July 31, 2010, we have signed significant licensing agreements and continue to implement our strategic business plan. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future and there is no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JULY 31, 2010

(3)	Summary of Significant Accounting Policies

Unaudited Interim Statements - The accompanying unaudited interim consolidated financial statements as of July 31, 2010, and for the three and nine months ended July 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of July 31, 2010, the consolidated results of operations for the three and nine months ended July 31, 2010 and 2009 and the consolidated cash flows for the nine months ended July 31, 2010 and 2009.  The results of operations for the nine months ended July 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Subsequent Events – The Company evaluated subsequent events, which are events or transactions that occurred after July 31, 2010 through the issuance of the accompanying consolidated financial statements.

Our other accounting policies are set forth in Note 3 of our audited consolidated financial statements included in the Mobiform Software, Inc. 2009 Form10-K.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JULY 31, 2010

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

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JULY 31, 2010

(5)           Property and Equipment

Property and equipment consists of the following:

	July 31,	October 31,	Estimated
	2010	2009	Useful Lives
	[Unaudited]

Computer Equipment	$34,129	$30,023	5 years
Office Equipment	24,432	24,432	5-7 years
Software	21,566	16,935	3 years
Total	80,127	71,390
Less: Accumulated Depreciation
and Amortization	(48,549)	(38,622)
	$31,578	$32,768

(6)           Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share. In February 2008, we increased the number of authorized shares of common stock from 45,000,000 to 100,000,000 to allow for potential future issuances of our common stock. At July 31, 2010 there were 24,586,672 common shares issued and outstanding.  An additional 12,093,134 common shares were reserved for issuance as of July 31, 2010 for outstanding purchase warrants and convertible debt.  There are no shares of preferred stock issued and outstanding.

In January 2010, we issued 150,000 shares of our common stock for a share liability of $58,500 incurred for consulting services. In the nine months ended July 31, 2010, $29,250 expense related to this agreement and $42,492 deferred under other consulting agreements were charged to operations as share-based consulting.

Effective February 1, 2010, we issued 26,016 shares of our common stock to two non-related individuals for shares owed them from previous private placement offerings.

At July 31, 2010, we have 4,424,000 outstanding warrants to employees.  The fair value of all the warrants issued for services is being charged to operations over the periods the warrants vest.  Amortization of the fair values charged to operations as determined by the Black-Scholes pricing model was $63,336 in the nine months ended July 31, 2009.  We had no such charge in the nine months ended July 31, 2010.   All the warrants have cashless exercise provisions as defined in the warrants.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JULY 31, 2010

(6)           Stockholders’ Equity (Continued)

We entered into a consulting agreement on February 5, 2010 for financial consulting services (see Note 9).  As part of the compensation for services, the consultant was granted a five-year warrant to purchase 300,000 shares of our common stock at the market price per share on the date of issuance, which was $0.09.  The warrant vests 25% on the date of issuance and every three months thereafter and has cashless exercise provisions as defined in the warrant.  The fair value of the warrant, $5,883, was calculated using the Black-Scholes pricing model with the following assumptions: 0% dividend yield; 0.4% risk free interest rate; 23.81% volatility; 5 year expected life.  Share-based expense based on the fair value of the warrant is being charged to operations over the vesting period.  The expense recorded in the nine months ended July 31, 2010 was $2,916.

The following table summarizes the warrants and options.

	For the Nine Months Ended		For the Year Ended
	July 31, 2010		October 31, 2009
	(Unaudited)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	11,663,750	$0.68	17,313,750	$0.73
Granted/Sold	300,000	$0.09	540,000	$0.25
Expired/Cancelled	--	--	(6,000,000)	$0.75
Forfeited	--	--	(190,000)	$1.50
Exercised	--	--	--	--
Outstanding at end of period	11,963,750	$0.67	11,663,750	$0.68

The following table summarizes information about stock warrants and options outstanding as of July 31, 2010 [Unaudited]:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	4.50	$0.09	150,000	$0.09
$0.20	5,630,000	0.78	$0.20	5,630,000	$0.20
$0.25	540,000	1.08	$0.25	540,000	$0.25
$0.75	2,022,750	1.85	$0.75	2,022,750	$0.75
$1.50	3,471,000	1.42	$1.50	3,471,000	$1.50

 MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JULY 31, 2010

(6)           Stockholders’ Equity (Continued)

The following table summarizes information about stock warrants and options outstanding as of October 31, 2009:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.20……………	5,630,000	1.42	$0.20	5,630,000	$0.20
$0.25……………	540,000	1.83	$0.25	540,000	$0.25
$0.75……………	2,022,750	2.63	$0.75	2,022,750	$0.75
$1.50……………	3,471,000	2.17	$1.50	3,471,000	$1.50

At July 31, 2010 and October 31, 2009, the weighted-average exercise price of all warrants and options was $0.67 and $0.68, respectively, and the weighted-average remaining contractual life was 1.25 years and 1.87 years, respectively.

(7)           Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States Statutory Corporate
Income Tax Rate	34.0%	34.0%	34.0%	34.0%
Change in Valuation Allowance on
Deferred Tax Assets	(34.0)%	(34.0)%	(34.0)%	(34.0)%

Income Tax Provision (Benefit)	--%	--%	--%	--%

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JULY 31, 2010

(7)           Income Taxes

The components of deferred tax assets (liabilities) at July 31, 2010 and October 31, 2009 are as follows:

	July 31,	October 31,
	2010	2009
	[Unaudited]

Deferred Tax Assets – Current
Accrued Vacation Pay	$5,698	$6,400
Allowancefor Doubtful Accounts	--	1,850
Valuation Allowance	(5,698)	(8,250)
	--	--
Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	1,253,450	$1,230,675
Property and Equipment	(3,762)	2,470
Equity Instruments	573,448	554,156
Valuation Allowance	(1,823,136)	(1,787,301)

Net Deferred Tax Asset	$--	$--

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately $33,000 and $244,000 for the nine months ended July 31, 2010 and the year ended October 31, 2009, respectively.

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

Interest expense in the amount of $6,049 has been accrued for these notes in the nine months ended July 31, 2010.

 (9)           Commitments and Contingencies

Leases

We presently lease office space in the United States, generally on an annual basis.  Rental expense for the nine months ended July 31, 2010 and 2009 amounted to approximately $20,000 and $34,000, respectively.  In May 2008, our office lease agreement was extended for a one year period through May 2009 at approximately $4,000 per month. Effective June 1, 2009, the agreement was extended for a one year period through May 2010. The terms were revised to a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement. Subsequent to May 2010 the lease is effective on a month to month basis under similar terms.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
JULY 31, 2010

(9)           Commitments and Contingencies (Continued)

Consulting Agreement

On February 5, 2010, we entered into an agreement for financial consulting services, which may be terminated by either party upon one month’s notice.  The agreement provides compensation of $5,000 per month, accrued until the company has a liquidity event, as described in the agreement.  In addition, the consultant was granted a five-year warrant to purchase 300,000 shares of our common stock at $0.09 per share (see Note 6).  Effective July 31, 2010 the consultant and the Company agreed to terminate the monthly consulting fee provided by the agreement. All other terms will continue in force, including the vesting schedule of the warrants. Fees accrued through July 31, 2010 will remain payable as provided by the agreement.

Investment Banking Agreement

On April 16, 2010, we entered into an investment banking agreement for advisory services and assistance in securing financing through the offering for sale of convertible debt securities, as defined in the agreement.  The term of the agreement commenced upon its execution and will continue for a period of six months from the closing of the offering.  The fee for advisory services of $20,000 will be payable upon the closing of the sale of the minimum amount of convertible debt securities of $1,000,000. Compensation related to the offering will be based on the successful closing on the sale of convertible debt securities, as defined in the agreement. Effective June 30, 2010, the Company and investment banker mutually agreed to terminate the agreement.

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

Mobiform specializes in the compelling visualization of real-time data. Mobiform has produced exceptional data visualization solutions for companies in the petro chemical, electricity distribution, transportation, facilities management and manufacturing industries making use of HMI (Human Machine Interface) and SCADA (Supervisory Control and Data Acquisition) software products. Recognizing that data visualization can be used in multiple vertical markets, Mobiform will be leveraging our technology to expand into other lines of business like digital signage, financial, healthcare and touch-screen solutions.

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

Product Description
With the Technology Toolbox in place, we can quickly assemble data visualization software products for monitoring real time data. Our initial target market is monitoring and control for heavy industry since this is an area in which the Mobiform team already has expertise. Over time, we plan to expand into financial, drafting, digital signage and eLearning markets all leveraging the same set of core technologies.

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

In November, 2009, we entered into a three year licensing agreement with GE Fanuc Intelligent Platforms, Inc. (“GE”) to utilize a portion of our proprietary technology. GE has agreed to pay us a per unit royalty, with a minimum of $270,000 per year for the duration of the agreement. In addition we will perform consulting services, on an as needed basis, for which we are compensated separately based upon services provided.

In November, 2009, we entered into a three year non-exclusive licensing agreement with Johnson Controls, Inc. (“JCI”) to utilize a portion of our proprietary software.  JCI has agreed to pay us $240,000, 50% due upon each invoice dated November 16, 2009 and April, 1, 2010, for the three year agreement. JCI has the option to extend the agreement in one year increments upon payment of $120,000 per additional year. In addition the licensing agreement provides for us to perform consulting services, on an as needed basis, for which we are compensated separately based upon services provided.

In addition to several other executed mutual nondisclosure agreements, we entered into an agreement with Capstone Technology for licensing of Aurora and VantagePoint into one of their HMI products and entered into an additional similar agreement with Matrikon Asia Pacific. There is no assurance that any additional licenses or joint ventures will result from our discussions with additional companies.

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

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$137,093	$19,350	$655,373	$67,177

Operating expenses
Compensation costs	145,402	155,015	449,667	512,095
Consulting fees	27,920	20,034	116,539	48,501
Advertising	17,244	3,585	29,808	36,950
Professional fees	34,957	30,827	84,821	130,619

Interest and debt costs	(3,024)	(1,008)	(9,073)	(3,485)
Gain from Derecognition of
Common Share Liability	--	--	--	400,000
Provision for income taxes	--	--	--	--

Net loss	$(118,222)	$(242,454)	$(115,723)	$(383,601)

Net loss per share –
basic and diluted	$--	$(0.01)	$--	$(0.02)

Comparison of the Three Months Ended July 31, 2010 and 2009

Revenues

Our revenues for the three months ended July 31, 2010 amounted to $137,093 compared to the comparative 2009 period of $19,350. Revenues for the period increased by approximately $118,000 primarily resulting from consulting and developmental services revenues. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and share based compensation, primarily through the issuance of warrants, to employees. Payroll and share based compensation amounted to $145,402 and $0 respectively, in the three months ended July 31, 2010 compared to $146,356 and $8,659, respectively, in the three months ended July 31, 2009.  Share based compensation costs decreased $8,659 (100%) as we now issue warrants to employees on a more selective basis, determined by their qualifications and performance.

Advertising costs have increased to $17,244 in the three months ended July 31, 2010 from $3,585 in the three months ended July 31, 2009, an increase of $13,659 primarily from additional trade show expenses.

Professional fees increased from $30,827 in the three months ended July 31, 2009 to $34,957 in the three months ended July 31, 2010. The increase of $4,130 (14%) is primarily a result of increased legal fees incurred in 2010 for general corporate matters.  Consulting fees of $16,082 in the three months ended July 31, 2010 were comparative to the $13,708 of consulting fees in the three months period ended July 31, 2009. Share-based consulting fees have increased to $11,838 in the three months ended July 31, 2010 from $6,326 in the three months ended July 31, 2009, an increase of $5,512 (87%) as we managed our operating capital with non-cash payments.

Interest and Debt Costs

Interest expense increased from $1,008 in the three months ended July 31, 2009 to $3,024 in the three months ended July 31, 2010. The increase of $2,016 was due to the two promissory notes of $50,000 each to our CEO executed in the last quarter of fiscal year 2009 and the first quarter of fiscal 2010, which are both outstanding as of July 31, 2010.  Additionally, $50,000 in convertible debentures is outstanding as of July 31, 2010.

Income Taxes

The potential future tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Loss

Net loss in the three months ended July 31, 2010 totaled $118,222 compared to $242,454 in the three months ended July 31, 2009, a decrease in net loss of $124,232 (51%).

Comparison of the Nine Months Ended July 31, 2010 and 2009

Revenues

Our revenues for the nine months ended July 31, 2010 amounted to $655,373 compared to the comparative 2009 period of $67,177. Revenues for the year increased by approximately $588,000 primarily resulting from new licensing agreements entered in November 2009. Revenues from these agreements amounted to $410,000 of which $292,000 represents licensing fees and $118,000 relates to consulting, maintenance and support. The balance of the increase is primarily related to service revenues. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and share based compensation, primarily through the issuance of warrants, to employees. Payroll and share based compensation amounted to $449,667 and $0, respectively, in the nine months ended July 31, 2010 compared to $448,759 and $63,336, respectively, in the nine months ended July 31, 2009. We continue to manage our payroll costs as we implement our strategic plan.  Share based compensation costs decreased $63,336 (100%) as we now issue warrants to employees on a more selective basis, determined by their qualifications and performance.

Advertising costs have decreased to $29,808 in the nine months ended July 31, 2010 from $36,950 in the nine months ended July 31, 2009, a decrease of $7,142 (19%). We reduced our advertising budget temporarily as a means of preserving capital as we implement our plan for revenue growth.

Professional fees decreased from $130,619 in the nine months ended July 31, 2009 to $84,821 in the nine months ended July 31, 2010. The decrease of $45,798 (35%) is primarily a result of professional fees incurred in registering our common shares as a public company in 2009. We expect these fees to decrease throughout fiscal 2010. Consulting fees of $44,797 in the nine months ended July 31, 2010 were comparative to the $42,175 of consulting fees in the nine months ended July 31, 2009. Share-based consulting fees increased to $71,742 in the nine months ended July 31, 2010 from $6,326 in the nine months ended July 31, 2009, an increase of $65,416 as we managed our operating capital with non-cash payments.

Interest and Debt Costs

Interest expense increased from $3,485 in the nine months ended July 31, 2009 to $9,073 in the nine months ended July 31, 2010. The increase of $5,588 was primarily due to the two promissory notes of $50,000 each to our CEO executed in the last quarter of fiscal year 2009 and the first quarter of fiscal 2010, which are both outstanding as of July 31, 2010.  Additionally, $50,000 in convertible debentures is outstanding as of July 31, 2010.

Other Income (Expenses)

Other income decreased from $375,398 in the nine months ended July 31, 2009 to an expense of $9,073 in the nine months ended July 31, 2010 primarily due to $400,000 of gain from the derecognition of common share liability in fiscal 2009. We entered into a consulting agreement on January 31, 2007 that either party could cancel upon 10 days notice. As part of the compensation for services, the consultant was to receive an aggregate of 750,000 shares of the Company’s common stock. The consultant earned and was issued 350,000 shares. The issuance of the remaining 400,000 common shares was contingent upon certain actions by us. Since it was our intent that such actions would be fulfilled, we charged operations in 2007 and 2008 for the value of such common shares and had an accrued common share liability at October 31, 2008 of $400,000 for the fair value of the 400,000 shares. During the first quarter of fiscal 2009 we mutually agreed with the consultant to cancel the obligation to issue the 400,000 common shares. As a result, we reduced the accrued common share liability and recorded a gain from the derecognition of common share liability for $400,000 in the first quarter of fiscal 2009.

Income Taxes

The potential future tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Loss

Net loss in the nine months ended July 31, 2010 totaled $115,723 compared to a net loss of $383,601 in the nine months ended July 31, 2009, a decrease in net loss of $267,878

Liquidity and Capital Resources

We fund our operations through sales of our products and services and debt and equity financings.

In August 2009, we initiated a private placement offering of equity securities to a limited number of accredited investors.  The offering was through the sale of units, with each unit consisting of a warrant to purchase 60,000 shares of our common stock at $0.25 per share.  The offering price per unit was $4,800 with a total of 100 units ($480,000) being offered. We sold 9 units in September and October 2009 and received proceeds of $43,200.

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

At July 31, 2010 we had cash and cash equivalents of $123,000 compared to $15,000 at October 31, 2009. The increase of $108,000 is primarily attributable to the cash received from payments on our new licensing agreements and funds borrowed from our CEO.

Cash Flows

Net cash provided by (used for) operating activities amounted to $66,000 and ($737,000) in the nine months ended July 31, 2010 and 2009, respectively. Net cash from operations increased as a result of the additional cash and revenues generated in the first quarter of fiscal 2010 from our licensing agreements while we managed to reduce operating costs for compensation, advertising and professional fees as discussed above.

In the nine months ended July 31, 2010 we used $9,000 cash for investing activities through the acquisition of property and equipment. In the nine months ended July 31, 2009 we redeemed $504,000 of our certificate of deposit to use for operating cash and received proceeds of $85,000 from the sale of an asset.

Net cash provided by financing activities amounted to $50,000 in the nine months ended July 31, 2010, which was provided by a loan from our CEO.  There were no cash financing activities in the nine months ended July 31, 2009.

We do not believe that our cash on hand at July 31, 2010 will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements in the first quarter of fiscal 2010 and continue to market our products and services in accordance with our strategic business plan. We also may raise additional capital through debt and/or equity financings. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future. There is also no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us.

Contractual Obligations

N/A

Off-Balance Sheet Arrangements

As of July 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

ITEM  4.  CONTROLS  AND  PROCEDURES

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

Risk Factors Relating to Our Business

The following are some, but not all, of the Risk Factors disclosed in our annual report on Form 10-K:

We have only recently become cash flow positive.  Our limited cash balance will only provide a limited cushion, if our revenues are interrupted. Therefore we are trying to increase our revenues and  may try to obtain additional financing.

If our revenue is interrupted, unless we obtain cash from financing, our  current assets of $203,009 would be exhausted in 2.6 months at our cash expense  rate of $77,000 per month experienced during our last nine months.

We will continue our efforts to maintain and increase sales, and may endeavor to raise additional working capital privately, but there can be no assurance that we will be successful.  Our independent auditors have qualified their opinion on our financial statements, expressing substantial doubt whether we can continue as a going concern, in light of the uncertainty of our obtaining additional financing on a timely basis and other factors described in Note 2 to the financial statements in this report.

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

We have incurred losses since inception and we may be unable to achieve profitability or maintain positive cash flow.

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

As of July 31, 2010 we had an accumulated deficit of $7,291,034. We may not achieve profitability if our revenues increase more slowly than we expect, and/or if operating expenses exceed our expectations or cannot be adjusted to compensate for lower than expected revenues. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause our stock price to decline.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any equity securities during the period covered by this report that were not registered under the Securities Act.

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

Dated: September 14, 2010

MOBIFORM SOFTWARE, INC.

By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer