Form 10-K
period 2010-10-31
Mobiform Software Inc
filed 2011-01-31
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number: 000-51717

MOBIFORM SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE		94-3399360
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

o Large accelerated filer	☐Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed based upon prices at which it was last sold, as of the last business day of the registrant’s second fiscal quarter, April 30, 2010, was approximately $       1,713,623.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of January 24, 2011 was 24,586,672.

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

PART I

Item 1. Description of Business

We are in the business of developing software products for the visualization and monitoring  of real time data in heavy industry. Our HMI (Human Machine Interface) software and SCADA (Supervisory Control and Data Acquisition) products are utilized in the petro chemical, electricity distribution, transportation, facilities management and manufacturing industries.  The technology that Mobiform has developed has been licensed to 10 other firms including four Fortune 500 companies. These licensing arrangements provide long term, recurring, royalty based revenue for Mobiform. The products developed using Mobiform technology include industrial automation solutions, medical applications for use in hospitals, and line of business applications. Our products are marketed and sold globally and offered both directly and through a sales channel of system integrators and resellers.

Mobiform has developed its own Industrial Control and Monitoring solutions. ‘Status’ is a powerful SCADA capable of connecting to real time industrial data and displaying the information in real time to operators, maintenance personnel and supervisors.

HMI and SCADA systems are used for monitoring the HVAC (Heating Ventilation and Air Conditioning) systems in large commercial complexes. They are used in waste water treatment plants, with oil wells, hydro electric plants, subway systems, pharmaceuticals and almost every manufacturing facility including the making of prepared food.

During the fiscal year ended October 31, 2010, after our five year development phase, we began to commercialize our products.  We focused on presenting and demonstrating the industrial applications of our software, resulting in our entry into two significant multi-year licenses.  We initiated and pursued numerous additional potential major licensing opportunities and expanded our retail distribution network of resellers throughout the world.

History
We were originally formed under the name Firefly Learning, Inc. on May 31, 2001. In October, 2005, pursuant to an exchange agreement we acquired all of the issued and outstanding shares of capital stock of Mobiform Software, Ltd., a Canadian corporation, (“Mobiform Canada”) in exchange for shares of our Common Stock.  After the Acquisition, Mobiform Canada became a wholly-owned subsidiary of Mobiform.  Mobiform and Mobiform Canada are collectively referred to herein as “Mobiform.” Effective September 14, 2010, Mobiform Canada was dissolved.

Our technology team is comprised of seasoned veterans of software design and development who have extensive experience in designing, building and delivering world-class software solutions. We have licensed or provided training and/or consulting services to such major companies as Microsoft Corporation, Intel Corporation, Siemens AG, and InvestorForce, Inc.

Product Description
We develop and sell software designed for use by graphic designers, computer programmers, and ordinary users of computers and the Internet.  Our primary line of HMI (Human Machine Interface) software and SCADA (Supervisory Control and Data Acquisition) products is a set of programs that allows users to generate “user interfaces.”  User interfaces include internet web sites and computer applications of all kinds, including computer models of simple and complex systems (for example, a functioning power plant, the flow of inventory of a large business, the genetic code of a species or individual, or a simple lever) and computer video games.  Given the great and increasing pervasiveness of user interfaces in the world economy, the demand for products that allow for the simple and flexible creation of user interfaces is enormous.

Our products can be utilized by many vertical markets. We have already entered into agreements with companies to use our technology in the fields of Industrial Automation, Medical Software, and Energy Monitoring.

Revenue Streams

Mobiform’s revenue is generated from three sources, (i) retail sales of our HMI and SCADA software products, (ii) licensing of our technology to other companies, and (iii) development services and support.

Retail
Mobiform ‘Status’ allows designers to create a representation of their manufacturing processes. Once the graphic display is created, Status has web services that connect  to data on the factory floor and provide information to the various meters, gauges and graphics on screen. Data flows two ways with Status, it can monitor data, and it allows the click of a button onscreen to start or stop a piece of equipment on the factory floor.

Mobiform has attracted a number of resellers and system integrators that are now promoting and using ‘Status’ in commercial settings. During the year ended October 31, 2010 we have materially increased our international reseller network.  We believe that this will result in greater sales and distribution of our software through retail outlets and OEMs. We are also targeting potential customers to offer customized applications to meet their industry requirements.   Status is now being used to monitor the 4th largest subway system in the world in Seoul, South Korea. It is monitoring HVAC performance in pharmaceutical manufacturing facilities in China, and is on some of the most sophisticated offshore drilling ships in the Gulf of Mexico.

Development of SCADA systems typically requires millions of dollars in development capital over several years. Larger firms cannot develop their own systems with the efficiency of smaller companies; a larger firm trying to develop such a system in house could easily spend $15 million or more.

Technology Licensing

In addition to selling its own software products, Mobiform also licenses the technology it has developed to other software companies. Long-term licenses to multinational automation software companies are a major part of our business.  The lead time for our engineers to work with theirs in developing successful integration of our software with their future products is fairly long—from nine months to two years.  But the result is a multiyear high revenue license which provides substantial revenue to us for years and years.  We are have a number of agreements in place and are currently in discussions with additional companies in the oil and gas, oil service, electric power generation and mining industries.

The products developed using Mobiform technology includes industrial automation solutions, medical applications for use in hospitals, smart grid, HVAC and line of business applications. The relationships established through licensing are very strategic and may lead to acquisitions to prevent competitive companies from having the same strategic benefits.

Development Services and Support

Mobiform has been recognized as a leading edge software development firm. Mobiform is often asked to provide software development services, graphics design and consulting as part of the technology licensing agreements it signs with its customers.

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

Now that we are equipped with the technology infrastructure developed during Stage 1, we find that developing highly interactive and powerful software is simplified.  Now in Stage 2 we are moving our business focus from technology development to product development.  During this stage, we are beginning to develop software products for industry verticals in sectors such as Industrial Automation, Digital Signage, Healthcare and Geographic Information Systems.  We are in discussions with major companies engaged in offshore drilling platforms, mining, electric power generation and heavy industry automation, among others.  With a powerful set of software components in our tool belt, we believe we are able to build software products more rapidly and at a lower total cost of ownership to the consumer.  Products are created through two different scenarios, (i) in-house creation of our own consumer products; and (ii) integration into third party products.  Both scenarios should result in additional licensed sales of our technologies and products.

The third part of the strategy is a feedback loop. By providing a limited amount of consulting services, Mobiform is able to identify potential software products and components that are needed by industry, and produce those products for market. These components will feed our technology base, and the relationships developed from the consulting will provide potential sales channels and additional licensing and original equipment manufacturers’ (OEM) agreements to us.

Market Information
Our immediate industry focus relates to the following verticals:

Industrial Automation and Control Systems — Our team had experience with Rockwell Automation and as such we have chosen Industrial and Process control as the first vertical we have targeted. We released the  new product in this vertical in January 2009 and have already licensed some of our technology to companies in this space.

Digital Signage — Our graphics design and real time data connectivity makes our products suitable for digital signage solutions.

We believe that our HMI and SCADA software will also find applications in other markets, such as advertising, education, e-learning, engineering, exploration, financial, gaming, healthcare, media, mobility, oil and pharmaceutical.

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

Limited Customer Base
We currently have only a few customers and limited revenue, but the two licenses executed during our most recent fiscal year are expected to generate a minimum of  400% of our average revenue in 2008 and 2009.  We are endeavoring to retain the customers we have while we seek to broaden our customer base.  The loss of these customers would have a material effect on our business, financial condition and results of operations. There is no assurance that we will succeed.

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

Employees
We have ten full-time employees, which includes four programmer product developers, two graphic designers, one sales and marketing representative and two administrative. We are planning to expand, especially in sales and marketing, both through additional personnel and developing external distribution channels. We also plan to recruit a full-time Chief Financial Officer. We are discussing the possibility that one or more of our customers may become a distribution channel for our products.

Reports to Security Holders
Since the effectiveness of the S-1 registration statement  we have been filing reports under the Securities Exchange Act of 1934 and plan to continue to file such reports. The public may read and copy any materials we file with or or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. Although it is not part of this report, you may find additional information about us at our website, http://www.mobiform.com, where our products are discussed in more detail.  This year we are providing an Annual Report to Shareholders which elaborates on our recent, current and planned business activity.  A copy of the Annual Report to Shareholders can be found on our website.  In addition, we will email a copy to our shareholders and any one else who requests one from Kathleen O’Keefe, Investor Relations,  Tel: (352) 564-9610; email: kokeefe@mobiform.com.

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

Risk Factors Relating to Our Business

Although our cash flow has greatly improved during the last fiscal year, our limited cash balance will only permit us to operate for a limited time, unless our revenues rise substantially or we obtain additional financing soon.
As of January 24, 2011 we had a cash balance of $210,000, accounts receivable of $72,000 and accrued liabilities of $96,000 , for a total of $186,000 in net current operating assets.  Unless we obtain cash from revenues and/or a financing, our current operating assets would be exhausted in 2.5 months at our cash “burn” rate of $75,000 experienced during our last fiscal year.  Our independent auditors have qualified their opinion on our financial statements, expressing substantial doubt whether we can continue as a going concern, in light of the uncertainty of our obtaining additional financing on a timely basis and other factors described in Note 2 to the financial statements in this report.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.
You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address these risks and uncertainties or successfully implement our existing and new products and services. If we fail to do so, it could materially harm our business and impair the value of our Common Stock. Even if we accomplish these objectives, we still may not generate positive future cash flows or profits.

Unanticipated problems, expenses and delays are frequently encountered in developing new products and services. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

We have incurred losses since inception and we may be unable to achieve profitability or generate positive cash flow.
We have incurred substantial net losses since our inception and may be unable to achieve profitability in the future. If we continue to incur losses, we may be unable to implement our business plan described herein, including the following:

   • increase the number of products we sell

   • increase our sales and marketing activities, including employment of additional sales personnel

   • acquire additional businesses.

As of October 31, 2010 we had an accumulated deficit of $7,367,781. We may not achieve profitability if our revenues increase more slowly than we expect, and/or if operating expenses exceed our expectations or cannot be adjusted to compensate for lower than expected revenues. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above may adversely affect our stock price.

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
The majority of our sales to date have been direct sales to a relative few companies. Although we have begun to seek additional distribution channels, we have not yet generated significant revenues. Although we intend to obtain distributors and resellers, we may not succeed in marketing our products to their customers.

Our future operations may depend on our ability to obtain additional financing.
We have historically financed our operations through equity investments and/or the sale of convertible promissory notes and from cash generated from sales. Since we will require additonal financing to continue our operations, if we are unable to raise additional funds, our ability to go forward with our business plan may be severely hampered. We cannot assure you that if we are required to raise additional debt or equity financing in the future that we will be able to obtain such financing on satisfactory terms, if at all. If, in the future, we issue any additional equity or convertible debt securities, we may substantially dilute the interests of our current stockholders. If our future capital requirements are greater than the cash we obtain from our business and/or available financing, we may, among other things, be required to significantly reduce our product development, commercialization, marketing or other activities or even cease operations.

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
Most of our incremental revenue has been contributed through a small number of our employees working directly with relatively few companies on product customizations to meet their needs. Some of those active relationships may end shortly. We are actively seeking new clients to either consult with on new technology or embed our technology and other product components into their solutions or seek new clients who are willing to pay us to customize our technology and other products to meet their needs. Although we have entered two of these license agreements recently, we cannot give you any assurance that we will be successful in developing a profitable customer base.

Between the initial introduction of XAML (“Extensible Application Markup Language”) and now, a number of companies have started developing similar technologies, creating competition for us.
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
We have trademarked “Real time-real easy,” “Software development isn’t what we do. It’s who we are.” “Vantage Point WPF Controls” and “Status.”  We have also patented one element in our SCADA software.  We have not otherwise patented or trademarked any of our technology, logos or trademarks. Our future success and our ability to compete may greatly depend on our proprietary technology. We therefore rely on trade secret laws, together with non-disclosure agreements and licensing agreements to establish and protect whatever proprietary rights that we may have. We also used Microsoft’s technology to build our Aurora XAML Designer. This, combined with its redistribution of shared information through marketing and authoring, may put us at risk. In the future, and to the extent we are successful in raising additional capital, we may allocate a portion of those proceeds to intellectual property protection. To date, retaining patent counsel has been too costly and establishing trade patents would have been too time consuming. Therefore, we cannot assure you that our efforts will successfully protect our technology because: (i) the laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States and Canada; (ii) if a competitor were to infringe on our proprietary rights, enforcing those rights may be time consuming and costly, diverting management’s attention and its resources; (iii) measures like entering into non-disclosure agreements afford only limited protection; (iv) unauthorized parties may attempt to copy aspects of our products and develop similar products or obtain and use information that we regard as proprietary; and (v) our competitors may independently develop or patent technologies that are substantially equivalent or superior to our technology, duplicate our technologies or design around our intellectual property rights. In addition, others may assert infringement claims against us. The cost of defending infringement claims could be significant, regardless of whether the claims are valid and no assurance can be given that we will have the financial ability to defend any such claims.

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

We may be exposed to potential risks relating to our internal control over financial reporting .
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

We may need additional funds in the future. We may be unable to obtain additional funds or if we obtain financing it may not be on terms favorable to us. You may lose your entire investment.
Based on our current plans, we believe our existing cash and cash equivalents along with cash generated from operations will be sufficient to fund our operating expenses and capital requirements through April 30, 2011, although there is no assurance of this result, we may need funds in the future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds by selling Company shares. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities.  If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be substantially diluted.

Risk Factors Relating to our Common Stock

Our stock trades on the Over the Counter Bulletin Board quotation system.
The Company’s Common Stock currently trades on the Over the Counter Bulletin Board electronic quotation system under the symbol “MOBS.” The Over the Counter Bulletin Board is a decentralized market regulated by the Financial Industry Regulatory Authority in which securities are traded via an electronic quotation system.  There can be no assurance that a trading market for the Company's shares will continue to exist in the future, and there can be no assurance that an active trading market will develop or be sustained. The market price of the shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new government regulations affecting the environment, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stocks of software and technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's common stock. See Risk Factor “Our stock price may be highly volatile” below.

Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.
Our common stock has from time to time been “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

Our common stock will be subject to “penny stock” rules which may be detrimental to investors.
If our common stock is not listed on a national exchange or market, the trading market for our common stock may become illiquid. Our common stock trades on the over-the-counter electronic bulletin board and, therefore, is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock."  The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share. The securities will become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of purchasers in this offering to sell the Common Stock offered hereby in the secondary market.

We do not anticipate paying any dividends.
No dividends have been paid on the common stock of the Company. The Company does not intend to pay cash dividends on its common stock in the foreseeable future, and anticipates that profits, if any, received from operations will be devoted to the Company's future operations. Any decision to pay dividends will depend upon the Company's profitability at the time, cash available and other relevant factors.

Our stock price may be highly volatile.
The market price of our common stock, like that of many other software and technology companies, has been highly volatile and may continue to be so in the future due to a wide variety of factors, including:

•	announcements of technological innovations by us, our collaborative partners or our present or potential competitors;
•	our quarterly operating results and performance;

•	developments or disputes concerning patents or other proprietary rights;
•	acquisitions;

•	litigation and government proceedings;
•	adverse legislation;

•	changes in government regulations;
•	economic and other external factors; and

•	general market conditions.

Item 2. Description of Properties

Our executive offices and research and development facilities are located in Crystal River, Florida. We rent a 2,000 square foot office and research facility at a variable monthly rent capped at $4,000. The lease on this facility expired June 1, 2010.  We continue to occupy the facility based upon a month-to-month verbal lease.  This facility is sufficient for our current needs, but we may obtain bigger facilities as we carry out our business strategy.

Item 3. Legal Proceedings

The Company is not a party to, and its property is not the subject of, any pending legal proceedings.

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

	High	Low
2009
Fourth quarter ended October 31, 2009	0.70	0.18
2010
First quarter ended January 31, 2010	0.22	0.09
Second quarter ended April 30, 2010	0.20	0.09
Third quarter ended July 31, 2010	0.12	0.05
Fourth quarter ended October 31, 2010	0.05	0.04
2011
First quarter ended January 31, 2010 (through January 24, 2011)	0.05	0.04

On January 24, 2011, the last sale price of our common stock as reported on the OTCBB was $.05. As of January 24, 2011, there were approximately 210 record owners of our common stock.

Dividends and Dividend Policy

We have never paid dividends on our Common Stock and our present policy is to retain anticipated future earnings for use in our business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans, none of which has been approved by our stockholders, as of October 31, 2010.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options,	of outstanding options,	under equity compensation plans
Plan category	warrants and rights	warrants and rights	(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	4,424,000	$0.21	*

*There is no formal equity compensation plan, so there is no specific number of shares available for future issuance. Our authorized, but unissued and unreserved shares of Common Stock total 63,818,244 shares.

Recent Sales of Unregistered Securities

In August 2009, we initiated a private placement offering of equity securities to a limited number of accredited investors.  The offering was through the sale of units, with each unit consisting of a warrant to purchase 60,000 shares of our common stock at $0.25 per share.  The offering price per unit was $4,800 with a total of 100 units ($480,000) being offered. We sold nine units in September and October 2009 and received proceeds of $43,200.

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

In January 2010, we issued 150,000 shares of our common stock for consulting services.

Effective February 1, 2010, we issued 26,016 shares of our common stock to two non-related individuals for shares owed them from previous private placement offerings.

We entered into a consulting agreement on February 5, 2010.  As part of the compensation for services, the consultant was granted a five-year warrant to purchase 300,000 shares of our common stock at the market price per share on the date of issuance, which was $0.09.  The warrant vests 25% on the date of issuance and every three months thereafter and has cashless exercise provisions as defined in the warrant.

The offering and sale of the above securities were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, and were made solely to “accredited investors” as defined in Rule 215 under the Securities Act.

Item 6. Selected Financial Data

(Not applicable)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations should be read together with our consolidated financial statements and the related notes, included elsewhere in this report. The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K..

Executive Summary
Since 2003, Mobiform’s experience in Microsoft .NET graphics technology has given us a unique perspective and insight into new data visualization possibilities with emerging technologies.

Mobiform specializes in the compelling visualization of real-time data. Mobiform has produced exceptional data visualization solutions for petro chemical, electricity distribution, transportation, facilities management and manufacturing industries making use of HMI (Human Machine Interface) and SCADA (Supervisory Control and Data Acquisition) software products. Recognizing that data visualization can be used in multiple vertical markets, we will be leveraging our technology to expand into other lines of business like digital signage, financial, healthcare and touch-screen solutions.

Our in-house expertise and experience has provided us the opportunity to partner with companies from various vertical markets, and assist them in developing custom solutions that meet their specific needs. Our goal is to help our clients transfer their real-time production and operational data into actionable information through graphically-compelling, functional, and intuitive user interfaces.

Products and Services
Our technology team has more than 20 years of experience in software design and development and has designed, built and delivered, over the years, world-class software solutions. In addition to software development, we also derive income from consulting services and contract software development.

Overall Strategic Goals
Our intent since inception has been to use this model as a foundation for growing our business. Our plans include developing a ‘Technology Toolbox’ of software development components and design technology that can be used repeatedly as we deliver a variety of software products for consumers and industry in a wide range of verticals. If you can take a piece of technology, hardware, or any manufactured item, and reuse it over and over in different products you can achieve a very high return on investment for your research and development efforts.

This toolbox is a set of software components that can be reused in various software products. The types of software developed in our toolbox include software components for visualizing information, LED displays, gauges, charting and mapping controls. We call these our ‘VantagePoint Controls™’. Mobiform has created additional technology for graphics design for its Technology Toolbox. ‘Aurora’ is a Graphics Design Platform that can be used to provide design capabilities inside of software applications built for Microsoft Windows.

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

In November 2009, we entered into a three year licensing agreement with the industrial controls subsidiary of a $170+ billion multinational corporation (“Licensee 1”) to utilize a portion of our proprietary technology. Licensee 1 has agreed to pay us a per unit royalty, with a minimum of $270,000 per year for the duration of the agreement. In addition we will perform consulting services, on an as needed basis, for which we will be compensated separately based upon services provided.

In November 2009, we entered into a three year non-exclusive licensing agreement with a Fortune 500 company (“Licensee 2”) to utilize a portion of our proprietary software.  Licensee 2 has agreed to pay us $240,000, 50% due upon each invoice dated November 16, 2009 and April 1, 2010 for the three year agreement.  Licensee 2 has the option to extend the agreement in one year increments upon payment of $120,000 per additional year. In addition the licensing agreement provides for us to perform consulting services, on an as needed basis, for which we will be compensated separately based upon services provided.

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

Equity-Based Compensation – We account for equity based compensation transactions with employees under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net earnings. The fair value of common stock issued for compensation is measured at the market price on date of grant. The fair value of our equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

We account for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of (i) common stock issued for payments to non-employees is measured at the market price on the date of grant; (ii) equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize an asset or expense in the same manner as if it is to receive cash for the goods or services instead of paying with or using the equity instrument.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations. Comparative analysis of ratios of costs and expenses to revenues is not shown in the following narrative discussion as management believes such ratios to be uninformative due to the insignificant level of revenue in fiscal 2009.

	For The Years Ended October 31,
	2010	2009
Revenues	$824,508	$86,510

Operating expenses:
Compensation costs	594,267	658,804
Consulting fees	124,656	341,474
Advertising	34,436	41,295
Professional fees	137,719	224,585

Interest and debt costs	12,000	4,625
Derecognition of common share liability	-	(400,000)
Income tax provision ( benefit)	-	-

Net loss	$(192,470)	$(929,694)
Net loss per share – basic and diluted	$(0.01)	$(0.04)

Comparison of the Fiscal Years Ended October 31, 2010 and 2009

Revenues

Our revenues for the year ended October 31, 2010 amounted to $824,508 compared to the comparative 2009 period of $86,510. Revenues for the year increased by approximately $738,000 primarily resulting from new licensing agreements entered into in November 2009. Revenues from these agreements amounted to $696,000 of which $292,000 represents licensing fees and $404,000 relates to consulting, maintenance and support. The balance of the increase is primarily related to sales of our software and other service revenues. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and share based compensation, primarily through the issuance of warrants, to employees. Payroll and share based compensation amounted to $594,267 and $0, respectively, in the year ended October 31, 2010 compared to $595,468 and $63,336, respectively, in the year ended October 31, 2009. We continue to manage our payroll costs as we implement our strategic plan. Share based compensation costs decreased $63,336 (100%) as we now issue warrants to employees on a more selective basis, determined by their qualifications and performance.

Advertising costs have decreased to $34,436 in the year ended October 31, 2010 from $41,295 in the year ended October 31, 2009, a decrease of $6,859 (17%). We reduced our advertising budget temporarily as a means of preserving capital as we implement our plan for revenue growth.

Professional fees decreased from $224,585 in the year ended October 31, 2009 to $137,719 in the year ended October 31, 2010. The decrease of $86,866 (39%) is primarily a result of professional fees incurred registering our common shares as a public company in 2009. Consulting fees in fiscal 2010 of $51,456 were comparative to the fiscal 2009 amounts of $57,300. We also incurred $73,200 in share based consulting fees in fiscal 2010, a decrease of $210,974 (74%) from the $284,174 incurred in fiscal 2009. We utilize equity-based payments for consulting fees, when possible, as a means of preserving working capital for other operating costs.

Interest and Debt Costs

Interest expense increased from $4,625 ($164 related party) in the year ended October 31, 2009 to $12,000 ($8,000 related party) in the year ended October 31, 2010 primarily as a result of the two promissory notes of $50,000 each with our CEO executed in the last quarter of fiscal 2009 and the first quarter of fiscal 2010.  The two promissory notes, $100,000 in the aggregate, are outstanding as of October 31, 2010. Additionally, $50,000 in convertible debentures is outstanding as of October 31, 2010.

Other Income (Expenses)

Other income decreased from $374,047 in the year ended October 31, 2009 to an expense of $12,000 in the year ended October 31, 2010 primarily due to $400,000 of gain from the derecognition of common share liability in fiscal 2009. We entered into a consulting agreement on January 31, 2007 that either party could cancel upon 10 days notice. As part of the compensation for services, the consultant was to receive an aggregate of 750,000 shares of the Company’s common stock. The consultant earned and was issued 350,000 shares. The issuance of the remaining 400,000 common shares was contingent upon certain actions by us. Since it was our intent that such actions would be fulfilled, we charged operations in 2007 and 2008 for the value of such common shares and had an accrued common share liability at October 31, 2008 of $400,000 for the fair value of the 400,000 shares. During the first quarter of fiscal 2009 we mutually agreed with the consultant to cancel the obligation to issue the 400,000 common shares. As a result, we reduced the accrued common share liability and recorded a gain from the derecognition of common share liability for $400,000 in the first quarter of fiscal 2009.

Income Taxes

The expected tax benefits resulting from pre-tax losses have been fully reserved as we are not presently able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Loss

 Net loss in the year ended October 31, 2010 totaled $192,470 compared to $929,694 in the year ended October 31, 2009, a decrease of $737,224 (79%).

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

Professional fees decreased from $407,910 in the year ended October 31, 2008 to $224,585 in the year ended October 31, 2009. The decrease of $183,325 (45%) is primarily a result of investment banking, accounting, audit and legal fees incurred in preparation of our filing as a registered public company. We expect these fees to decrease again in fiscal 2010, but not as significantly as the percentage decline from fiscal 2008 to fiscal 2009. Consulting fees in fiscal 2009 of $57,300 increased by $23,705 from the fiscal 2008 amounts of $33,595 primarily from contracts entered into in the latter part of 2009 for investment advisory services. We also incurred $284,174 in share based consulting fees in fiscal 2009, an increase of $217,507 (327%) from the $66,667 incurred in fiscal 2008. We utilized equity-based payments for consulting fees, when possible, in fiscal 2009 as a means of preserving working capital for other operating costs.

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

Other Income (Expenses)

Other income increased to $374,047 in the year ended October 31, 2009 from $17,361 in the year ended October 31, 2008 primarily due to $400,000 of gain from the derecognition of common share liability in fiscal 2009. We entered into a consulting agreement on January 31, 2007 that either party could cancel upon 10 days notice. As part of the compensation for services, the consultant was to receive an aggregate of 750,000 shares of the Company’s common stock. The consultant earned and was issued 350,000 shares. The issuance of the remaining 400,000 common shares was contingent upon certain actions by us. Since it was our intent that such actions would be fulfilled, we charged operations in 2007 and 2008 for the value of such common shares and had an accrued common share liability at October 31, 2008 of $400,000 for the fair value of the 400,000 shares. During the first quarter of fiscal 2009 we mutually agreed with the consultant to cancel the obligation to issue the 400,000 common shares. As a result, we reduced the accrued common share liability and recorded a gain from the derecognition of common share liability for $400,000 in the first quarter of fiscal 2009. In addition, interest income decreased from $50,392 in fiscal 2008 to $6,035 in fiscal 2009 as we utilized invested cash to fund operations.

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

At October 31, 2010 we had cash and cash equivalents of $68,000 compared to $15,000 at October 31, 2009. The increase of $53,000 is primarily attributable to the cash received from payments on our new licensing agreements and funds borrowed from our CEO, net of our operating costs.

Cash Flows

Net cash provided by (used for) operating activities amounted to $13,000 and ($943,000) in the fiscal years ended October 31, 2010 and 2009, respectively. Net cash from operations increased as a result of additional cash generated from our licensing agreements while we managed to reduce operating costs as discussed above.

In fiscal 2010, we generated cash from financing activities of $50,000. This represented our promissory note with our CEO in the amount of $50,000. We generated cash from financing activities of $93,200 in fiscal 2009. This represented $43,200 from the sale of units in our August 2009 private placement offering and our promissory note with our CEO in the amount of $50,000.

In fiscal 2010, cash used for investing activities related to the acquisition of equipment in the amount of $10,559. In fiscal 2009, investing activities provided cash as we redeemed $583,000 of our certificate of deposits and we received $85,000 from the sale of property, both of which were used for working capital.

We do not believe that our cash on hand at October 31, 2010 will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements in the first quarter of fiscal 2010 and continue to market our products and services in accordance with our strategic business plan. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future. We may need to raise additional capital through debt and/or equity financings, however, there is no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us at the required time.

Contractual Obligations

N/A

Off-Balance Sheet Arrangements

As of October 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements are contained in the pages beginning  F-1, which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported in our 8-K report filed with the SEC on September 10, 2008, on September 8, 2008, pursuant to our Board of Directors’ resolution, we dismissed Raich Ende Malter & Co. LLP, (“REM”), as our independent registered public accounting firm.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010. Based on his evaluation, he concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2010.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

The Company’s management and key employee is the following:

Name	Age	Position with Company
Allen Ronald DeSerranno	44	CEO, President, CFO, Director

The profile of our officer and director is set forth below:

Ron DeSerranno

Mr. DeSerranno is a founder and CEO of Mobiform Canada, which was organized in March, 2003. Since Mobiform’s October, 2005 acquisition of Mobiform Canada, he has been Chief Executive Officer, President and a Director of Mobiform. His software development career first began at the Space and Atmospheric Research Group, Physics Department, at the University of Western Ontario. He was a Microsoft Certified Trainer and Consultant and taught courses in both New York and Toronto. From August, 1997 to November, 2000, he was a Senior Software Engineer for Rockwell Software, Inc./Dynapro Inc. where he was the development lead and architect for Rockwell’s flagship industrial automation product RSView, an invaluable tool to globally scaled companies like Kraft and General Motors. In 2002 he served as Vice President of Software Development for Motivus Software Ltd. which was acquired by Citrex Corp. Other ventures include the establishment of BoardMaster Software.  Mr. DeSerranno is considered one of the leading authorities on XAML based graphics technologies and has been designing and developing world class software products for many years. Mr. DeSerranno received diplomas in Environmental Technology and Computer Support Technician in 1991 from Fanshawe College of Applied Arts and Technology and a degree in Physical Geography in 1993 from the University of Western Ontario and attended, in 1994, CDI College for Program Analysis. He is not a director of any other reporting company.

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

Item 11. Executive Compensation

The following table sets forth, for the fiscal years ended October 31, 2009 and October 31, 2010, all compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Principal Executive Officer, during the fiscal years ended October 31, 2009 and October 31, 2010. No other executive officer who was serving as an executive officer at October 31, 2010, had total compensation for fiscal 2010 exceeding $100,000:

Year Ended
Name and Principal Position	October 31	Salary ($)	Option Awards(1)/	Total
Allen Ronald DeSerranno	2009	150,000	0	$150,000
Chief Executive Officer	2010	150,000	0	$150,000

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

The following table sets forth certain information regarding the options held and value of each such officer’s unexercised options as of October 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

Number of
Securities
	Number of Securities				Underlying
	Underlying Unexercised		Warrant	Warrant	Unexercised
	Warrants		Exercise	Expiration	Unearned
	Exercisable	Unexercisable	Price ($)	Date	Warrants
Allen Ronald DeSerranno(1)	2,000,000		$.20	3/31/2011
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Common Stock beneficially owned as of January 24, 2011 by (i) those persons or groups known to us who beneficially own more than 5% of our Common Stock; (ii) each director; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended October 31, 2010; and, (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC and by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

	Number of
	Shares of	Percentage of
	Common Stock	Outstanding
	Beneficially	Shares of
Name(1)	Owned(2)	Common Stock(3)
Allen Ronald DeSerranno(4)	11,404,955	43.18%
Francis V. Lorenzo(5)	2,160,000	8.18%
Gary Fuhr(6)	1,561,085	6.33%
All officers and directors as a group
(One person)(5)	11,404,955	43.18%

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

(3) Based upon 24,586,672 shares of Common Stock outstanding plus in each case the shares which the person or group has a right to acquire within 60 days through the exercise of warrants.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since the beginning of the last fiscal year we have had no reportable transactions with related parties and none is currently proposed.

Item 14. Principal Accountant Fees and Services

Meyler & Company, LLC served as our independent registered public accounting firm for the fiscal years ended October 31, 2010 and 2009.    The following table shows the fees that were billed for the audit and other services provided by such firm for 2010 and 2009.

	2010	2009
Meyler & Company, LLC:
Audit Fees	$55,000	$68,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$55,000	$68,000

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

Our Board of Directors acting as our Audit Committee preapproved the engagement of each of our independent registered public accounting firms.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Number	Description

3.1	Certificate of Incorporation *

3.2	By-laws *

4.1	Form of Specimen Stock Certificate *

10.3	Form of Warrant — $1.50 *

10.3.1	Form of Warrant — $.75 *

10.3.2	Form of Warrant — $.20 *

10.4	Employment Agreement dated April 1, 2006 with Allen Ronald DeSerranno *

10.5	Employment Agreement dated April 1, 2006 with Francis V. Lorenzo *

10.6	Assignment and Amendment of Employment Agreement — Allen Ronald DeSerranno*

10.7	Assignment and Amendment of Employment Agreement — Francis V. Lorenzo*

10.8	Termination Agreement — Francis V. Lorenzo*

10.9	Form of 8% Convertible Note*

10.10	Exchange Agreement dated August 31, 2005*

14.1	Code of Ethics***

16.1	Letter dated September 10, 2008 from Raich Ende Malter & Co. LLP, to the Securities and Exchange Commission**

19	Annual Shareholders Report*****

23.1	Consent of Meyler & Company, LLC, independent registered public accounting firm**

23.2	Consent of Raich Ende Malter & Co. LLP, independent registered public accounting firm**

31.1
Certification by the Principal Executive Officer and Principal Financial Officer of Mobiform Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))****

32.1	Certification by the Principal Executive Officer and Principal Financial Officer of Mobiform Software, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

*  Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 filed on April 9, 2008.
**  Incorporated by reference to the correspondingly numbered exhibit to the Company's Report on Form 8-k filed on September 10, 2008.
***  Incorporated by reference to the correspondingly numbered exhibit to the Company's Report on Form 10-K   filed on January 29, 2010.
****Filed herewith.
*****Furnished herewith pursuant to Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Crystal River, Florida on January 31 , 2011.

MOBIFORM SOFTWARE, INC.

By:	/s/Allen Ronald DeSerranno
Allen Ronald DeSerranno
Chief Executive Officer
and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report  has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
/s/ Allen Ronald DeSerranno	Chief Executive Officer, Chief Financial Officer and Director	January 31, 2011
Allen Ronald DeSerranno	(Principal Executive, Financial and Accounting Officer)

Financial Statements

Meyler&Company LLC	One Arin Park	Phone: 732-671-2244
Certified Public Accountants	1715 Highway 35
& Management Consultants	Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Mobiform Software, Inc.
Crystal River, Florida

We have audited the accompanying consolidated balance sheets of Mobiform Software, Inc. as of October 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the two-year period ended October 31, 2010.  Mobiform Software, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobiform Software, Inc. as of October 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, since inception the Company has incurred losses including a net loss of $192,470 for the year ended October 31, 2010, has an accumulated deficit of $7,367,781 at October 31, 2010, has experienced negative cash flows from operations, and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

January 31, 2011
Middletown, NJ

MOBIFORM SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2010	2009
Assets
Current Assets
Cash and Cash Equivalents	$67,980	$14,966
Accounts Receivable – Net	73,290	9,920
Prepaid Expenses and Other Current Assets	8,093	47,801
Total Current Assets	149,363	72,687

Property and Equipment – Net	29,405	32,768

Other Assets
Security Deposits	3,650	3,650

Total Assets	$182,418	$109,105

Liabilities and Stockholders’ Deficiency
Current Liabilities
Convertible Notes Payable	$50,000	$50,000
Notes Payable – Related Party	100,000	50,000
Accounts Payable and Accrued Liabilities	130,067	110,479
Deferred Revenue	168,404	5,833
Common Share Liability	-	29,250
Total Current Liabilities	448,471	245,562

Commitments and Contingencies	-	-

Stockholders’ Deficiency
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares	-	-
Authorized and Unissued
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672 at
October 31, 2010 and 24,410,656 at October 31, 2009	2,459	2,441
Additional Paid in Capital	7,099,269	7,036,413
Accumulated Deficit	(7,367,781)	(7,175,311)
Total Stockholders’ Deficiency	(266,053)	(136,457)

Total Liabilities and Stockholders’ Deficiency	$182,418	$109,105

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31,
	2010	2009

Revenue	$824,508	$86,510

Operating Expenses
Payroll Expenses	594,267	595,468
Compensation – Share Based	-	63,336
Consulting Fees – Share Based	73,200	284,174
Professional Fees	137,719	224,585
Advertising	34,436	41,295
Depreciation and Amortization	13,922	19,288
Consulting Fees	51,456	57,300
Office	13,244	15,450
Rent	29,689	40,606
Telephone and Communication	12,279	11,565
Other	44,766	37,184
Total Operating Expenses	1,004,978	1,390,251

Operating Loss	(180,470)	(1,303,741)

Other Income (Expenses)
Interest Income	-	6,035
Interest Expense	(4,000)	(4,461)
Interest Expense-Related Party	(8,000)	(164)
Loss on Sale of Asset	-	(27,363)
Gain from Derecognition of Common Share Liability	-	400,000
Total Other Income (Expenses)	(12,000)	374,047

Loss Before Income Taxes	(192,470)	(929,694)

Provision for Income Taxes	-	-

Net Loss	$(192,470)	$(929,694)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.04)

Weighted-Average Common Shares Outstanding – Basic and Diluted	24,543,057	23,861,668

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

			Additional
	Common Stock		Paid	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance – November 1, 2008	23,652,125	$2,365	$6,606,891	$(6,245,617)	$363,639

Stock based compensation	-	-	63,336	-	63,336

Issuance of common stock upon the
conversion of debt and accrued interest	58,124	6	29,056	-	29,062

Issuance of common stock for services per
consulting contracts	500,000	50	215,950	-	216,000

Issuance of common stock for compensation
per employment agreement	200,000	20	77,980	-	78,000

Issuance of warrants for cash	-	-	43,200	-	43,200

Issuance of common stock for
correction of merger shares	407	-	-	-	-

Net loss for the year ended
October 31, 2009	-	-	-	(929,694)	(929,694)

Balance – October 31, 2009	24,410,656	2,441	7,036,413	(7,175,311)	(136,457)

Issuance of common stock for services per
consulting contracts	150,000	15	58,485	-	58,500

Issuance of common stock from previous
private placement offerings	26,016	3	(3)	-	-

Issuance of warrants for consulting
services	-	-	4,374	-	4,374

Net loss for the year ended
October 31, 2010	-	-	-	(192,470)	(192,470)

Balance – October 31, 2010	24,586,672	$2,459	$7,099,269	$(7,367,781)	$(266,053)

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2010	2009
Operating Activities
Net Loss	$(192,470)	$(929,694)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used For) Operating Activities:
Depreciation and Amortization	13,922	19,288
Consulting Fees – Share Based	73,200	284,174
Deferred Revenue	162,571	-
Compensation – Share Based	-	63,336
Gain from Derecognition of Common Share Liability	-	(400,000)
Loss on Sale of Asset	-	27,363

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(63,370)	20,460
Prepaid Expenses and Other Current Assets	131	(2,920)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	19,589	(25,155)
Net Cash Provided by (Used for) Operating Activities	13,573	(943,148)

Investing Activities
Acquisition of Equipment	(10,559)	-
Redemption of Certificate of Deposit	-	583,283
Proceeds from Sale of Asset	-	85,119
Net Cash (Used for) Provided by Investing Activities	(10,559)	668,402

Financing Activities
Proceeds from notes payable – related party	50,000	50,000
Proceeds from sale of warrants	-	43,200
Net Cash Provided by Financing Activities	50,000	93,200

Change in Cash and Cash Equivalents	53,014	(181,546)

Cash and Cash Equivalents – Beginning of Year	14,966	196,512

Cash and Cash Equivalents – End of Year	$67,980	$14,966

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Debt and Accrued Interest Converted into Common Stock	$-	$29,062
Common Stock Issued for Prepaid Consulting Expense	$58,500	$216,000

See accompanying notes to consolidated financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(1)           Nature of Business and Basis of Presentation

Mobiform Software, Inc, (“Mobiform US”), a Delaware corporation, was originally formed under the name Firefly Learning, Inc. in May 2001. In October, 2005, pursuant to an exchange agreement, we acquired all of the issued and outstanding shares of capital stock of Mobiform Software, Ltd. (“Mobiform Canada”), a Canadian corporation, in exchange for 14,299,593 shares of our common stock.  The closing date of the exchange agreement was October 27, 2005. However, for accounting purposes the transaction is treated as being effective October 31, 2005. In connection with the agreement, Mobiform US issued 14,299,593 shares of common stock to the shareholders of Mobiform Canada in exchange for 100% of the outstanding shares of Mobiform Canada. As a result, Mobiform Canada became a 100% owned subsidiary of Mobiform US with the former shareholders of Mobiform Canada owning approximately 89% of the then outstanding shares of Mobiform US. For accounting purposes, the transaction is being recorded as a recapitalization with the shareholders of Mobiform Canada as the acquirers. The 14,299,593 shares of common stock issued in the transaction are shown as outstanding for all periods presented in the same manner as a stock split. The accompanying financial statements reflect the consolidated operations of the company from November 1, 2005. Effective September 14, 2010, Mobiform Canada was dissolved.

Mobiform US (“Mobiform,” the “Company,” “we” or “us”) is in the business of developing graphics authoring products that enable software developers and designers to visually build documents and have them automatically converted into XAML (Extensible Application Markup Language) the new language in Microsoft Windows Vista. We license and maintain these software products throughout the United States, Canada, Europe and Asia.

(2)           Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities.  Since our inception, we have incurred losses, have an accumulated deficit of $7,367,781 at October 31, 2010, and have experienced negative cash flows from operations.  The expansion and development of our business will likely require additional capital.  This condition raises substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We are presently working to raise additional capital to meet our working capital needs and are restructuring operating costs as we continue to market our products in line with our business plan. During the year ended October 31, 2010, we have signed significant licensing agreements and continue to implement our strategic business plan. There are no assurances, however, that we will be successful in our efforts to raise capital or generate sufficient revenues through our marketing efforts or to reduce operating costs to a level where we will attain profitability.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(3)	Summary of Significant Accounting Policies

Principles of Consolidation - The financial statements include the accounts of Mobiform Software, Inc. and its wholly-owned Canadian subsidiary, Mobiform Software, Ltd. All material intercompany balances and transactions have been eliminated in consolidation.

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

Subsequent Events – The Company evaluated subsequent events, which are events or transactions that occurred after October 31, 2010 through the issuance of the accompanying consolidated financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(3)           Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Statements – FASB ASC Topic 825 “Financial Instruments”  requires the disclosure of fair values for all financial statements, both on-and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets and liabilities as of October 31, 2010 and 2009.  We generally do not require collateral related to our financial instruments.

Concentration of Credit Risk - Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and accounts receivable.

We maintain our cash and cash equivalents and certificates of deposit in accounts with a major financial institution in the United States in the form of demand deposits and certificates of deposit.  Deposits in these banks may exceed the amounts of insurance provided on such deposits.  No such amounts were at risk as of October 31, 2010 and 2009.

Concentrations of credit risk with respect to trade accounts receivable are limited.  We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts.  As of October 31, 2010 and 2009, based on this assessment, management established an allowance for doubtful accounts of $-0- and $5,440, respectively.  Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

Equity-Based Compensation – We account for equity based compensation transactions with employees under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net earnings. The fair value of common stock issued for compensation is measured at the market price on date of grant. The fair value of our equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

We account for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of (i) common stock issued for payments to non-employees is measured at the market price on the date of grant; (ii) equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize an asset or expense in the same manner as if it is to receive cash for the goods or services instead of paying with or using the equity instrument.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

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

Income Taxes – We account for income taxes under the provisions of FASB ASC Topic 740 “Income Taxes” (“Topic 740”) which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At October 31, 2010 and 2009, the entire deferred tax asset, which arises primarily from our net operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

We do not believe we have any uncertain tax positions deemed material as of October 31, 2010 and 2009. With few exceptions, we believe we are no longer subject to U.S. federal and state income tax examinations by tax authorities for tax periods prior to fiscal 2007. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of October 31, 2010 and 2009, we had no accrued interest or penalties.  We  currently have no federal or state tax  examinations  in progress nor have we had  any  federal  or  state  tax  examinations  since our inception.

Earnings (Loss) Per Share  -  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.  The assumed exercise of common stock equivalents was not utilized in the years ended October 31, 2010 and 2009 since the effect would be anti-dilutive.  Equity instruments that may dilute earnings per share in the future are listed in Notes 6, 7 and 10.

Research and Development Costs - Research and development costs are expensed as incurred. There were no research and development costs in 2010 and 2009.

Reclassifications – Certain fiscal 2009 expenses have been reclassified to conform to fiscal 2010 presentation.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

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

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(5)           Property and Equipment

Property and equipment consists of the following:

	October 31,	October 31,	Estimated
	2010	2009	Useful Lives

Computer Equipment	$35,951	$30,023	5 years
Office Equipment	24,432	24,432	5-7 years
Software	21,566	16,935	3 years
Total	81,949	71,390
Less: Accumulated Depreciation and Amortization	(52,544)	(38,622)
	$29,405	$32,768

(6)           Convertible Debt

At October 31, 2010 and 2009, we have $50,000 of promissory convertible notes outstanding.  The notes are convertible into shares of our common stock at $0.50 per share at any time prior to maturity.  Interest on the notes at 8% per annum is payable at such time the notes are converted and/or at such time the notes are due and payable in cash and/or in shares of our common stock at the option of the noteholder.

Interest expense on convertible debt for the years ended October 31, 2010 and 2009 amounted to $4,000 and $4,461, respectively.

In January 2009, one of our promissory convertible noteholders converted $25,000 in notes and $4,062 of accrued interest into 58,124 shares of our common stock.

(7)           Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share. At October 31, 2010 there were 24,586,672 common shares issued and outstanding.  An additional 11,595,084 common shares were reserved for issuance as of October 31, 2010 for outstanding purchase warrants and convertible debt.  There are no shares of preferred stock issued and outstanding.

In January 2009, one of our promissory convertible noteholders converted $25,000 in notes and $4,062 of accrued interest into 58,124 shares of our common stock.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(7)           Stockholders’ Equity (Continued)

In June 2009, we issued 100,000 shares of our common stock to a consultant for services to be performed as defined in the consulting agreement.  The shares were valued at $60,000 which was the cash value, as defined in the agreement, if the shares were not issued. The amount is accounted for as a prepaid asset and is to be expensed over the life of the agreement which term ended June of 2010. In the years ended October 31, 2010 and 2009, approximately $39,000 and $21,000, respectively, has been expensed.

In June 2009, we issued 407 shares of our common stock to one of the previous shareholders of Mobiform Canada which were required to be issued per the original exchange agreement (See Note 1).

On July 29, 2009, we issued 400,000 shares of our common stock to a consultant for services to be rendered per a consulting agreement effective August 1, 2009.  The shares, which were deemed earned upon the signing of the agreement, were valued at $156,000 ($0.39 per share) and expensed in the year ended October 31, 2009. Additionally, the consultant was to be issued 25,000 fully vested common shares each month over the six month term of the agreement (total of 150,000 shares).(See Note 10).

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

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(7)           Stockholders’ Equity (Continued)

During the year ended October 31, 2009, warrants issued to employees to acquire 190,000 common shares at $1.50 per share were forfeited due to separation of services.  In June 2009, our CEO and former Secretary voluntarily cancelled warrants to purchase 6,000,000 common shares at $0.75 per share.

In January 2010, we issued 150,000 shares of our common stock for a share liability of $58,500 incurred for consulting services. In the year ended October 31, 2010, a $29,250 expense related to this agreement and $43,950 deferred under other consulting agreements were charged to operations as share-based consulting.

Effective February 1, 2010, we issued 26,016 shares of our common stock to two non-related individuals for shares owed them from previous private placement offerings.

At October 31, 2010, we have 4,424,000 outstanding warrants to employees.  The fair value of all the warrants issued for services is being charged to operations over the periods the warrants vest.  Amortization of the fair values charged to operations as determined by the Black-Scholes pricing model was $63,336 in the year ended October 31, 2009.  We had no such charge in the year ended October 31, 2010.   All the warrants have cashless exercise provisions as defined in the warrants.

We entered into a consulting agreement on February 5, 2010 for financial consulting services (see Note 10).  As part of the compensation for services, the consultant was granted a five-year warrant to purchase 300,000 shares of our common stock at the market price per share on the date of issuance, which was $0.09.  The warrant vests 25% on the date of issuance and every three months thereafter and has cashless exercise provisions as defined in the warrant.  The fair value of the warrant, $5,883, was calculated using the Black-Scholes pricing model with the following assumptions: 0% dividend yield; 0.4% risk free interest rate; 23.81% volatility; 5 year expected life.  Share-based expense based on the fair value of the warrant is being charged to operations over the vesting period.  The expense recorded in the year ended October 31, 2010 was $4,374.

The fair value of each warrant is estimated on the date of grant using the Black-Scholes pricing model.  The following weighted-average assumptions were made in estimating fair value:

	October 31, 2010	October 31, 2009

Dividend Yield	-%	-%
Risk-Free Interest Rate	0.4%	0.93%
Expected Life	5 Years	2 Years
Expected Volatility	23.81%	44.42%

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(7)           Stockholders’ Equity (Continued)

The following table summarizes the warrants and options.

	For the Year Ended		For the Year Ended
	October 31, 2010		October 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	11,663,750	$0.68	17,313,750	$0.73
Granted/Sold	300,000	$0.09	540,000	$0.25
Expired/Cancelled	(500,000)	$0.20	(6,000,000)	$0.75
Forfeited	-	-	(190,000)	$1.50
Exercised	-	-	-	-
Outstanding at end of period	11,463,750	$0.69	11,663,750	$0.68

The following table summarizes information about stock warrants and options outstanding as of October 31, 2010:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	4.25	$0.09	225,000	$0.09
$0.20	5,130,000	0.56	$0.20	5,130,000	$0.20
$0.25	540,000	0.83	$0.25	540,000	$0.25
$0.75	2,022,750	1.60	$0.75	2,022,750	$0.75
$1.50	3,471,000	1.17	$1.50	3,471,000	$1.50

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(7)           Stockholders’ Equity (Continued)

The following table summarizes information about stock warrants and options outstanding as of October 31, 2009:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted		Weighted-
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.20	5,630,000	1.42	$0.20	5,630,000	$0.20
$0.25	540,000	1.83	$0.25	540,000	$0.25
$0.75	2,022,750	2.63	$0.75	2,022,750	$0.75
$1.50	3,471,000	2.17	$1.50	3,471,000	$1.50

At October 31, 2010 and 2009, the weighted-average exercise price of all warrants and options was $ $0.69 and $0.68, respectively, and the weighted-average remaining contractual life was 1.04 and 1.87 years, respectively.

(8)           Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Years Ended
	October 31,
	2010	2009
United States Statutory Corporate
Income Tax Rate	(34.0)%	(34.0)%
Permanent Differences	-%	-%
Change in Valuation Allowance on
Deferred Tax Assets	34.0%	34.0%
Effect of Foreign Earnings, Net of
Allowable Credits	-%	-%

Income Tax Provision (Benefit)	-%	-%

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(8)           Income Taxes (Continued)

The components of deferred tax assets (liabilities) at October 31, 2010 and 2009 are as follows:

	2010	2009
Deferred Tax Assets – Current
Accrued Vacation Pay	$6,689	$6,400
Allowance for Doubtful Accounts	-	1,850
Valuation Allowance	(6,689)	(8,250)
	-	-
Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$1,278,058	$1,230,675
Property and Equipment	(3,762)	2,470
Equity Instruments	573,944	554,156
Valuation Allowance	(1,848,240)	(1,787,301)

Net Deferred Tax Asset	$-	$-

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately $59,000 and $244,000 in the years ended October 31, 2010 and 2009, respectively.

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

Interest expense in the amount of $8,000 and $164 has been accrued for these notes in the years ended October 31, 2010 and 2009, respectively.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(10)         Commitments and Contingencies

Employment Agreements

We currently employ our Chief Executive Officer (“CEO”) at an annual salary of $150,000.  Since April 1, 2009, the CEO’s compensation has continued at the same annual salary as per the terms of his two year contract extension dated April 1, 2007 and will remain in effect until a new agreement is executed. In June 2009, our CEO voluntarily surrendered a warrant to purchase 3,500,000 shares of our common stock at $0.75 per share and it was cancelled.

In June 2009, our former Secretary voluntarily surrendered a warrant to purchase 2,500,000 shares of our common stock at $0.75 per share and it was cancelled. A warrant to purchase 2,000,000 shares of our common stock exercisable at $0.20 per share was retained by the former Secretary.

We have agreements with a number of other employees that are renewed on an annual basis.  Our hiring policy previously incorporated the issuance of warrants to purchase common stock in connection with employment agreements.  There were no warrant issuances in the years ended October 31, 2010 and 2009 and we presently intend to continue this policy.  During the year ended October 31, 2009, 190,000 of warrants issued pursuant to employment agreements were forfeited upon employee termination.

Consultants

In August 2009, we entered into an agreement with a consultant for services through January 2010.  The agreement provides for monthly compensation of $2,000, the issuance of 400,000 shares of our common stock which are deemed earned upon the signing of the agreement (see Note 7), and the issuance of 150,000 shares of our common stock which will vest 25,000 shares per month over the six month term of the agreement. As of October 31, 2009, 75,000 shares of common stock valued at $29,250 were vested under the agreement. The value of such shares has been expensed and an accrued common share liability was recorded as of October 31, 2009. We issued these 75,000 shares and the balance of 75,000 shares earned under the agreement in the first quarter of fiscal 2010 and recorded share-based expense of $29,250 for the value of the 75,000 shares vested in fiscal 2010.

In August 2009, we entered into an agreement with an outside consultant to perform the services of our Vice President (“VP”). The agreement provides for, among other provisions, a monthly fee of $2,000 and the issuance of 200,000 restricted shares of our common stock. The shares, which have been issued and are valued at $78,000, are defined as a non-refundable retainer per the contract and have been fully expensed as share based consulting expense in the year ended October 31, 2009.   Effective January 2010, the Company and VP mutually agreed to terminate the agreement.

MOBIFORM SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

(10)	Commitments and Contingencies (Continued)

On February 5, 2010, we entered into an agreement for financial consulting services, which may be terminated by either party upon one month’s notice.  The agreement provides compensation of $5,000 per month, accrued until the company has a liquidity event, as described in the agreement.  In addition, the consultant was granted a five-year warrant to purchase 300,000 shares of our common stock at $0.09 per share (see Note 7). Effective July 31, 2010, the Company and the consultant agreed to terminate the Company’s obligation to accrue and pay the consulting fee of $5,000 per month. There is an amount of $30,000 accrued under the agreement through its termination date.  All other terms of the agreement will continue.

Leases

We presently lease office space in the United States, generally on an annual basis.  Rental expense for the years ended October 31, 2010 and 2009 amounted to approximately $30,000 and $41,000, respectively.  In May 2008, our office lease agreement was extended for a one year period through May 2009 at approximately $4,000 per month. Effective June 1, 2009, the agreement was extended for a one year period through May 2010. The terms were revised to a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement.  Subsequent to May 2010 the lease is effective on a month to month basis under similar terms.

Investment Banking Agreement

On April 16, 2010, we entered into an investment banking agreement for advisory services and assistance in securing financing through the offering for sale of convertible debt securities, as defined in the agreement.  The term of the agreement commenced upon its execution and would continue for a period of six months from the closing of the offering.  The fee for advisory services of $20,000 would be payable upon the closing of the sale of the minimum amount of convertible debt securities of $1,000,000. Compensation related to the offering would be based on the successful closing on the sale of convertible debt securities, as defined in the agreement. Effective June 30, 2010, the Company and investment banker mutually agreed to terminate the agreement.

Significant Customers

In fiscal 2010, two customers generated 52% and 32% of our revenues.  One such customer accounted for 97% of our accounts receivable at October 31, 2010.

In fiscal 2009, four customers generated 26%, 17%, 12% and 11% of our revenues.  One such customer accounted for 55% of our accounts receivable at October 31, 2009.