Form 10-Q
period 2011-01-31
Mobiform Software Inc
filed 2011-03-14
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of the issuer’s common equity outstanding as of March 9, 2011 was 24,586,672 shares of common stock, par value $.0001.

MOBIFORM SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MOBIFORM SOFTWARE, INC.
BALANCE SHEETS

	January 31,	October 31,
	2011	2010
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$207,916	$67,980
Accounts Receivable – Net	75,016	73,290
Prepaid Expenses and Other Current Assets	19,913	8,093
Total Current Assets	302,845	149,363

Property and Equipment – Net	25,921	29,405

Other Assets
Security Deposits	3,650	3,650

Total Assets	$332,416	$182,418

Liabilities and Stockholders’ Deficiency
Current Liabilities
Convertible Notes Payable	$50,000	$50,000
Notes Payable – Related Party	100,000	100,000
Accounts Payable and Accrued Liabilities	140,527	130,067
Deferred Revenue	129,904	168,404
Total Current Liabilities	420,431	448,471

Commitments and Contingencies	--	--

Stockholders’ Deficiency
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672
at January 31, 2011 and October 31, 2010,	2,459	2,459
Additional Paid in Capital	7,100,728	7,099,269
Accumulated Deficit	(7,191,202)	(7,367,781)
Total Stockholders’ Deficiency	(88,015)	(266,053)

Total Liabilities and Stockholders’ Deficiency	$332,416	$182,418

See the accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.
STATEMENTS OF OPERATIONS [UNAUDITED]
	For the Three Months Ended
	January 31,
	2011	2010

Revenue	$410,532	$347,023

Operating Expenses
Payroll Expenses	156,064	147,024
Consulting Fees – Share Based	1,459	43,848
Professional Fees	13,728	10,262
Advertising	4,054	8,060
Depreciation and Amortization	3,484	3,159
Consulting Fees	22,413	11,928
Office	4,469	3,386
Rent	9,389	6,621
Telephone and Communication	2,945	3,300
Other	12,923	9,981
Total Operating Expenses	230,928	247,569

Operating Income	179,604	99,454

Other Income (Expenses)
Interest Income	--	64
Interest Expense	(1,008)	(1,008)
Interest Expense – Related Party	(2,017)	(2,017)
Total Other Income (Expenses)	(3,025)	(2,961)

Income Before Income Taxes	176,579	96,493

Provision for Income Taxes	--	--

Net Income	$176,579	$96,493

Net Income Per Common Share – Basic and Diluted	$0.01	$--

Weighted-Average Common Shares Outstanding – Basic and Diluted	24,586,672	24,413,989

See the accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.
STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Three Months Ended
	January 31,
	2011	2010

Operating Activities
Net Income	$176,579	$96,493
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	3,484	3,159
Consulting Fees – Share Based	1,459	43,848
Deferred Revenue	(38,500)	84,180

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(1,725)	(140,057)
Prepaid Expenses and Other Current Assets	(11,821)	3,886
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	10,460	(29,687)
Net Cash Provided by Operating Activities	139,936	61,822

Investing Activities
Acquisition of Equipment	--	(7,623)
Net Cash Used for Investing Activities	--	(7,623)

Financing Activities
Proceeds from note payable – related party	--	50,000
Net Cash Provided by Financing Activities	--	50,000

Change in Cash and Cash Equivalents	139,936	104,199

Cash and Cash Equivalents – Beginning of Period	67,980	14,966

Cash and Cash Equivalents – End of Period	$207,916	$119,165

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$--	$--
Income Taxes	$--	$--

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common Stock Issued for Share Liability	$--	$58,500

 See the accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2011

(1)Nature of Business and Basis of Presentation

Mobiform Software, Inc, (“Mobiform”, the “Company”, “we” or “”us”,) a Delaware corporation, was originally formed under the name Firefly Learning, Inc. in May 2001. In October, 2005, pursuant to an exchange agreement, we acquired all of the issued and outstanding shares of capital stock of Mobiform Software, Ltd. (“Mobiform Canada”), a Canadian corporation, in exchange for 14,299,593 shares of our common stock.  Effective September 14, 2010, Mobiform Canada was dissolved.

Mobiform is in the business of developing software products for the visualization and monitoring of data in heavy industry. Our HMI (Human Machine Interface) software and SCADA (Supervisory Control and Data Acquisition) products are utilized in petro chemical, electricity distribution, transportation, facilities management and manufacturing industries. Mobiform also licenses portions of its technology for use in the products of smaller software firms and Fortune 500 companies. Our products are marketed and sold globally and offered through a sales channel of system integrators and resellers.

(2)Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities.  Since our inception, we have incurred losses, have an accumulated deficit of $7,191,202 at January 31, 2011, and have experienced negative cash flows from operations.  The expansion and development of our business will likely require additional capital.  This condition raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2011

(3)Summary of Significant Accounting Policies

Unaudited Interim Statements - The accompanying unaudited interim financial statements as of January 31, 2011, and for the three months ended January 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of January 31, 2011 and the results of operations and cash flows for the three months ended January 31, 2011 and 2010.  The results of operations for the three months ended January 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Subsequent Events – The Company evaluated subsequent events, which are events or transactions that occurred after January 31, 2011 through the issuance of the accompanying financial statements.

Our other accounting policies are set forth in Note 3 of our audited financial statements included in the Mobiform Software, Inc. 2010 Form10-K.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2011

(4)New Authoritative Accounting Guidance

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06 (“ASU 2010-06”), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on gross basis in the reconciliation of Level 3 fair value measurements.  ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  The adoption of the subsequent provisions of ASU 2010-06 is not expected to have a material impact on the Company’s financial statement disclosures.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

(5)Property and Equipment

Property and equipment consists of the following:

	January 31,	October 31,	Estimated
	2011	2010	Useful Lives
	(Unaudited)

Computer Equipment	$35,951	$35,951	5 years
Office Equipment	24,432	24,432	5-7 years
Software	21,566	21,566	3 years
Total	81,949	81,949
Less: Accumulated Depreciation
and Amortization	(56,028)	(52,544)
	$25,921	$29,405

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2011

(6)Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At January 31, 2011 there were 24,586,672 common shares issued and outstanding.  An additional 11,597,100 common shares were reserved for issuance as of January 31, 2011 for outstanding purchase warrants and convertible debt.  There are no shares of preferred stock issued and outstanding.

At January 31, 2011, we have 4,424,000 outstanding warrants to employees.  The fair value of all the warrants issued for services is being charged to operations over the periods the warrants vest.  Amortization of the fair values charged to operations is determined by the Black-Scholes pricing model.  We had no such charges in the three months ended January 31, 2011 and 2010.   All the warrants have cashless exercise provisions as defined in the warrants.

We entered into a consulting agreement on February 5, 2010 for financial consulting services.  As part of the compensation for services, the consultant was granted a five-year warrant to purchase 300,000 shares of our common stock at the market price per share on the date of issuance, which was $0.09.  The warrant vests 25% on the date of issuance and every three months thereafter and has cashless exercise provisions as defined in the warrant.  The fair value of the warrant, $5,883, was calculated using the Black-Scholes pricing model with the following assumptions: 0% dividend yield; 0.4% risk free interest rate; 23.81% volatility; 5 year expected life.  Share-based expense based on the fair value of the warrant is being charged to operations over the vesting period.  The expense recorded in the three months ended January 31, 2011 was $1,459.

In January 2010, we issued 150,000 shares of our common stock for a share liability of $58,500 incurred for consulting services. In the three months ended January 31, 2010, $29,250 expense related to this agreement and $14,598 deferred under another consulting agreement were charged to operations as share-based consulting.

The following table summarizes the warrants and options.

	For the Three Months Ended		For the Year Ended
	January 31, 2011 (Unaudited)		October 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	11,463,750	$0.69	11,663,750	$0.68
Granted/Sold	--	--	300,000	$0.09
Expired/Cancelled	--	--	(500,000)	$0.20
Forfeited	--	--	--	--
Exercised	--	--	--	--
Outstanding at end of period	11,463,750	$0.69	11,463,750	$0.69

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2011

(6)Stockholders’ Equity

The following table summarizes information about stock warrants outstanding as of January 31, 2011 [Unaudited]:

	Warrants
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	4.00	$0.09	300,000	$0.09
$0.20	5,130,000	0.28	$0.20	5,130,000	$0.20
$0.25	540,000	0.58	$0.25	540,000	$0.25
$0.75	2,022,750	1.35	$0.75	2,022,750	$0.75
$1.50	3,471,000	0.92	$1.50	3,471,000	$1.50

The following table summarizes information about stock warrants outstanding as of October 31, 2010:

	Warrants
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	4.25	$0.09	225,000	$0.09
$0.20	5,130,000	0.56	$0.20	5,130,000	$0.20
$0.25	540,000	0.83	$0.25	540,000	$0.25
$0.75	2,022,750	1.60	$0.75	2,022,750	$0.75
$1.50	3,471,000	1.17	$1.50	3,471,000	$1.50

At January 31, 2011 and October 31, 2010 the weighted-average exercise price of all warrants was $0.69 and the weighted-average remaining contractual life was 0.79 and 1.04 years, respectively.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2011

(7)Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended
	January 31,
	2011	2010
	[Unaudited]	[Unaudited]

United States Statutory Corporate
Income Tax Rate	34.0%	34.0%
Change in Valuation Allowance on
Deferred Tax Assets	(34.0)%	(34.0)%

Income Tax Provision	--%	--%

The components of deferred tax assets (liabilities) at January 31, 2011 and October 31, 2010 are as follows:

	January 31,	October 31,
	2011	2010
	[Unaudited]

Deferred Tax Assets – Current
Accrued Vacation Pay	$8,178	$6,689
Valuation Allowance	(8,178)	(6,689)
	--	--
Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	1,216,206	$1,278,058
Property and Equipment	(3,932)	(3,762)
Equity Instruments	574,440	573,944
Valuation Allowance	(1,786,714)	(1,848,240)

Net Deferred Tax Asset	$--	$--

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance (decreased) increased by approximately $(60,000) and $59,000 in the three months ended January 31, 2011 and the year ended October 31, 2010, respectively.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2011

(8)Related Party Transactions

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

Interest expense in the amount of $2,017 has been accrued for these notes in each of the three months ended January 31, 2011 and 2010.

(9)Commitments and Contingencies

Leases

We presently lease office space in Crystal River, Florida, on a month to month basis.  In May 2008, our office lease agreement was extended for a one year period through May 2009 at approximately $4,000 per month. Effective June 1, 2009, the agreement was extended for a one year period through May 2010. The terms were revised to a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement.  Subsequent to May 2010, the lease is effective monthly under similar terms.  Rental expense for the three months ended January 31, 2011 and 2010 amounted to approximately $9,000 and $7,000, respectively.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations should be read together with our financial statements and the related notes, included elsewhere in this report. The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report on Form 10-Q.

Executive Summary

Since 2003, our experience in Microsoft .NET graphics technology has given us a unique perspective and insight into new data visualization possibilities with emerging technologies.

We specialize in the compelling visualization of real-time data. Mobiform has produced exceptional data visualization solutions for manufacturing, power & utilities, automation, and other fields of business making use of HMI (Human Machine Interface) and SCADA (Supervisory Control and Data Acquisition) software products. Recognizing that data visualization can be used in multiple vertical markets, we will be leveraging our technology to expand into other lines of business like digital signage, financial, healthcare and touch-screen solutions.

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

Product Description

With the Technology Toolbox in place, we can quickly assemble data visualization software products for monitoring real time data. Our initial target market is monitoring and control for heavy industry since this is an area in which our team already has expertise. Over time, we plan to expand into financial, drafting, digital signage and eLearning markets all leveraging the same set of core technologies.

We have assembled our first vertical market application. ‘Status Vision Designer®’ (“Status”) was released in January 2009 as an industrial control and monitoring application for heavy industry and manufacturing.

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

In November 2009, we entered into a three year non-exclusive licensing agreement with a Fortune 500 company (“Licensee 2”) to utilize a portion of our proprietary software.  Licensee 2 has agreed to pay us $240,000, $120,000 of which was paid on November 16, 2009 with the balance being paid on April 1, 2010.  Licensee 2 has the option to extend the agreement in one year increments upon payment of $120,000 per additional year. In addition the licensing agreement provides for us to perform consulting services, on an as needed basis, for which we will be compensated separately based upon services provided.

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

Revenue Strategy

We are currently generating revenues through the licensing of our technology to different software companies, retailing portions of our technology as software development components, and in the near future, retailing our software solutions to specific vertical markets. We anticipate, in the future, a smaller portion of our revenue will come from consulting services and custom development.

We are currently selling our products directly over the Internet from our website and through resellers. In the future, we intend to distribute Aurora through retail outlets and OEMs. We will also target potential customers to offer customized applications to meet their industry requirements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Though we evaluate our estimates and assumptions on an ongoing basis, our actual results may differ from these estimates.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

	For the three months ended January 31,
	2011		2010
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$410,532	100%	$347,023	100%

Operating expenses:
Compensation costs	$156,064	38%	$147,024	42%
Consulting fees	$23,872	6%	$55,776	16%
Advertising	$4,054	1%	$8,060	2%
Professional fees	$13,728	3%	$10,262	3%

Interest and debt costs	$3,025	1%	$3,025	1%

Net Income	$176,579	43%	$96,493	28%

Net income per share – basic and
diluted	$0.01		$--

Comparison of the Three Months Ended January 31, 2011 and 2010

Revenues

Our revenues for the three months ended January 31, 2011 amounted to $410,532 compared to the comparative 2010 period of $347,023. Revenues for the year increased by approximately $64,000 (18%). The increase is primarily related to licensing of our software and service revenues. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies that may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses.  Payroll expenses amounted to $156,064 in the three months ended January 31, 2011 compared to $147,024 in the three months ended January 31, 2010. Payroll expenses increased $9,040, but as a percentage of revenues decreased from 42% to 38% as we continue to manage our payroll costs as we implement our strategic plan.

Advertising costs have decreased to $4,054 in the three months ended January 31, 2011 from $8,060 in the three months ended January 31, 2010, a decrease of $4,006 (50%) primarily from reductions in trade show expense. We temporarily reduced our advertising budget as a means of preserving capital as we implement our plan for revenue growth.

Professional fees in the three months ended January 31, 2011 of $13,728 are comparative to the three months ended January 31, 2010 of $10,262. Professional fees in both periods are 3% of revenues.  Consulting fees as a percentage of revenues decreased from 16% in the three months ended January 31, 2010 to 6% in the three months ended January 31, 2011. Share based consulting fees decreased from $43,848 in the three months ended January 31, 2010 to $1,459 in the three months ended January 31, 2011 as certain consulting agreements entered into in fiscal 2010 were not renewed.

Interest and Debt Costs

Interest expense remained the same at $3,025 in the three months ended January 31, 2010 and the three months ended January 31, 2011. Interest expense is incurred on the two promissory notes of $50,000 each with our CEO executed in the last quarter of fiscal year 2009 and the first quarter of fiscal 2010 and $50,000 on outstanding convertible debentures.

Income Taxes

The expected tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Income

Net income in the three months ended January 31, 2011 totaled $176,579 (43% of revenues) compared to $96,493 in the three months ended January 31, 2010 (28% of revenues), an increase of $80,086 (83%). As discussed above, we continue to implement our plan for revenue growth as we strive to manage operating costs.

Liquidity and Capital Resources

We fund our operations through sales of our products and services and debt and equity financings.

At January 31, 2011 we had cash and cash equivalents of $208,000 compared to $68,000 at October 31, 2010. The increase of $140,000 is primarily attributable to the cash received from payments on our licensing agreements.

Our accounts receivable ($75,000) and accounts payable and accrued liabilities ($140,000) at January 31, 2011 are comparative with the balances at October 31, 2010, $73,000 and $130,000, respectively.

Cash Flows

Net cash provided by operating activities amounted to $140,000 and $62,000 in the three months ended January 31, 2011 and 2010, respectively. Net cash from operations increased as a result of the additional cash and revenues generated in the first quarter of fiscal 2011 from our licensing agreements and service revenues while we managed to maintain operating costs for compensation, advertising and professional fees as discussed above.

In the three months ended January 31, 2010 we used $8,000 in cash for investing activities for the acquisition of equipment. No such expenditures were made in the three months ended January 31, 2011.

In the first quarter of fiscal 2010, cash was provided for financing activities by a loan from our CEO in the amount of $50,000. There were no cash financing activities in the first quarter of fiscal 2011.

We do not believe that our cash on hand at January 31, 2011 will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. We are also looking to raise additional capital through debt and/or equity financings. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future. There is also no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us.

Contractual Obligations

N/A

Off-Balance Sheet Arrangements

As of January 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

N/A

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06 (“ASU 2010-06”), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on gross basis in the reconciliation of Level 3 fair value measurements.  ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  The adoption of the subsequent provisions of ASU 2010-06 is not expected to have a material impact on the Company’s financial statement disclosures.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

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

PART II.  OTHER INFORMATION

ITEM 1A. RISK FACTORS

An investment in our shares is speculative and involves a high degree of risk. Therefore, you should not invest in our shares unless you are able to bear a loss of your entire investment. You should carefully consider the following factors as well as those set forth in our annual report on form 10-K for the year ended October 31, 2010 and the other information contained herein before deciding to invest in our shares. Factors that could cause actual results to differ from our expectations, statements or projections include the risks and uncertainties relating to our business described above. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in our industry and will likely be present in all periods reported. The fact that certain risks are endemic to our industry does not lessen the significance of the risk. We urge you to carefully consider the following discussion of risks as well as other information regarding our common stock.  This report and statements that we may make from time to time may contain forward-looking information. There can be no assurance that actual results will not differ materially from our expectations, statements or projections.

Risk Factors Relating to Our Business

We have only recently become cash flow positive.  Our limited cash balance will only provide a limited cushion, if our revenues are interrupted. Therefore we are trying to increase our revenues and  may try to obtain additional financing.

If our revenue is interrupted, unless we obtain cash from financing, our current operating assets of $302,845net of our accounts payable and accrued liabilities of $140,527 ($162,318)would be exhausted in 2.1 months at our cash expense rate of $77,000 per month experienced during our last three months.

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

Our future success will depend on the continued contributions of Ronald DeSerranno, our CEO, President and Director, who is responsible for programming decisions, design changes, enhancements and strategies. We have “key person” life insurance in the amount of $500,000 on Mr. DeSerranno. Nevertheless the loss of Mr. DeSerranno would likely have a material adverse effect on our business, financial condition and results of operations. We also rely on a very small complement of highly skilled employees. If one or more of them cease to work for us, it could have serious negative consequences. Our future success and plans for growth also depend upon our ability to expand our Board of Directors and to attract, train and retain personnel in all areas of our business.

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

While we achieved profitability during the quarter ended January 31, 2011, we have historically incurred losses since inception and we may be unable to achieve profitability or maintain positive cash flow.

While we achieved profitability for the quarter ended January 31, 2011, we cannot be certain that we will realize sufficient revenues to continue profitability on a quarterly basis. Historically, we have incurred substantial net losses since our inception, and we may be unable to achieve profitability in the future. If we continue to incur losses, we may be unable to implement our business plan described herein, including the following:

	increase the number of products we sell

	increase our sales and marketing activities, including the number of our sales personnel

	acquire additional businesses.

As of January 31, 2011 we had an accumulated deficit of $7,191,202. We may not achieve profitability if our revenues increase more slowly than we expect, and/or if operating expenses exceed our expectations or cannot be adjusted to compensate for lower than expected revenues. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of the factors discussed above could cause our stock price to decline.

Our products have a long sales cycle, which increases the cost of completing sales and renders completion of sales less predictable.

Due to the expense, broad functionality, and company-wide deployment of our products, the period between our initial contact with a potential customer and the purchase of our products and services is often long. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefits of our products and services. We may commit a substantial amount of time and resources to potential customers without assurance that any sales will be completed or revenues generated. Many of our potential customers are large enterprises that generally take longer to make significant business decisions. Our typical sales cycle has been approximately six to 12 months, making it difficult to predict the quarter in which we may recognize revenue. The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter. If our sales cycle were to unexpectedly lengthen in general or for one or more large orders, it would adversely affect the timing of our revenues and could harm our ability to meet our forecasts for a given quarter.

Fluctuations in our quarterly results could cause our stock price to experience significant fluctuations or declines.

Our operating results have varied significantly in the past and will likely fluctuate significantly in the future. If revenues fall below our expectations in a particular quarter, we will likely not be able to reduce our spending rapidly in response to the shortfall and our quarterly operating results are likely to be adversely affected. In addition, we anticipate that we will continue to experience long sales cycles. Further, we are not always able to predict the form that a particular customer transaction will ultimately take. Therefore, the timing of future customer contracts as well as the ultimate form of those contracts could be difficult to predict, making it difficult to predict revenues between quarters.

Other factors that could affect our quarterly operating results include:

The demand for our products and professional services and our efficiency in rendering our professional services;

The size and complexity of our license transactions and potential delays in recognizing revenue from license transactions;

The amount and timing of our operating expenses and capital expenditures;

Due to these and other factors, we believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance. It is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause the market price of our common stock to fall.

If our efforts to attract new customers or to sell additional solutions to our existing customers are not successful, our revenue growth will be adversely affected.

To increase our revenue, we must continually add new customers and sell additional solutions to existing customers. If our existing and prospective customers do not perceive our solutions to be of sufficiently high value and quality, we may not be able to attract new customers or to increase sales to existing customers. Our ability to attract new customers and to sell new solutions to existing customers will depend in large part on the success of our sales and marketing efforts. However, our existing and prospective customers may not be familiar with some of our solutions, or may have traditionally used other products and services for some of their requirements. Our existing and prospective customers may develop their own solutions to address their requirements or purchase competitive product offerings

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

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

MOBIFORM SOFTWARE, INC.

Dated: March 14, 2011	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer