Form 10-Q
period 2011-04-30
Mobiform Software Inc
filed 2011-06-10
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2011

or

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
The number of shares of the issuer’s common equity outstanding as of June 8, 2011 was 24,586,672 shares of common stock, par value $.0001.

MOBIFORM SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
MOBIFORM SOFTWARE, INC.

BALANCE SHEETS

	April 30,	October 31,
	2011	2010
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$8,988	$67,980
Accounts Receivable	74,743	73,290
Prepaid Expenses and Other Current Assets	3,206	8,093
Total Current Assets	86,937	149,363

Property and Equipment – Net	22,436	29,405

Other Assets
Security Deposits	3,650	3,650

Total Assets	$113,023	$182,418

Liabilities and Stockholders’ Deficit
Current Liabilities
Convertible Notes Payable	$50,000	$50,000
Notes Payable – Related Party	100,000	100,000
Accounts Payable and Accrued Liabilities	111,509	130,067
Deferred Revenue	112,701	168,404
Total Current Liabilities	374,210	448,471

Commitments and Contingencies	--	--

Stockholders’ Deficit
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672
at April 30, 2011 and October 31, 2010	2,459	2,459
Additional Paid in Capital	7,100,728	7,099,269
Accumulated Deficit	(7,364,374)	(7,367,781)
Total Stockholders’ Deficit	(261,187)	(266,053)

Total Liabilities and Stockholders’ Deficit	$113,023	$182,418

See the accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

STATEMENTS OF OPERATIONS [UNAUDITED]

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Revenue	$101,389	$171,257	$511,921	$518,280

Operating Expenses
Payroll Expenses	177,131	157,241	333,195	304,265
Consulting Fees – Share Based	--	16,056	1,459	59,904
Professional Fees	35,934	39,602	49,662	49,864
Advertising	25,607	4,504	29,661	12,564
Depreciation and Amortization	3,485	3,375	6,969	6,534
Consulting Fees	1,765	16,787	24,178	28,715
Office	7,429	3,356	11,898	6,742
Rent	10,054	6,621	19,443	13,242
Telephone and Communication	2,579	2,771	5,524	6,071
Other	7,553	11,914	20,476	21,831
Total Operating Expenses	271,537	262,227	502,465	509,732

Operating Income (Loss)	(170,148)	(90,970)	9,456	8,548

Other Expenses
Interest Expense	(1,008)	(1,008)	(2,017)	(2,017)
Interest Expense – Related Party	(2,016)	(2,016)	(4,032)	(4,032)
Total Other Expenses	(3,024)	(3,024)	(6,049)	(6,049)

Income (Loss) Before Income Taxes	(173,172)	(93,994)	3,407	2,499

Provision for Income Taxes	--	--	--	--

Net Income (Loss)	$(173,172)	$(93,994)	$3,407	$2,499

Net Income (Loss) Per Common Share – Basic and Diluted	$(0.01)	$--	$--	$--

Weighted-Average Common Shares Outstanding – Basic and Diluted	24,586,672	24,573,305	24,586,672	24,498,719

See the accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Six Months Ended
	April 30,
	2011	2010

Operating Activities
Net Income	$3,407	$2,499
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used for) Operating Activities:
Depreciation and Amortization	6,969	6,534
Consulting Fees – Share Based	1,459	59,904
Deferred Revenue	(55,703)	186,977

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(1,453)	(208,637)
Prepaid Expenses and Other Current Assets	4,887	(1,508)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(18,558)	(30,248)
Net Cash Provided by (Used for) Operating Activities	(58,992)	15,521

Investing Activities
Acquisition of Property & Equipment	--	(8,737)
Net Cash Used for Investing Activities	--	(8,737)

Financing Activities
Proceeds from note payable – related party	--	50,000
Net Cash Provided by Financing Activities	--	50,000

Change in Cash and Cash Equivalents	(58,992)	56,784

Cash and Cash Equivalents – Beginning of Period	67,980	14,966

Cash and Cash Equivalents – End of Period	$8,988	$71,750

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$--	$--
Income Taxes	$--	$--

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common Stock Issued for Share Liability	$--	$58,500

 See the accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2011

(1)           Nature of Business and Basis of Presentation

Mobiform Software, Inc, (“Mobiform”, the “Company”, “we” or “us”), a Delaware corporation, was originally formed under the name Firefly Learning, Inc. in May 2001. In October, 2005, pursuant to an exchange agreement, we acquired all of the issued and outstanding shares of capital stock of Mobiform Software, Ltd. (“Mobiform Canada”), a Canadian corporation, in exchange for 14,299,593 shares of our common stock. Effective September 14, 2010, Mobiform Canada was dissolved.

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

 (2)           Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities.  Since our inception, we have incurred losses, have an accumulated deficit of $7,364,374 at April 30, 2011, and have experienced negative cash flows from operations.  The expansion and development of our business will likely require additional capital.  This condition raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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
APRIL 30, 2011

(3)           Summary of Significant Accounting Policies

Unaudited Interim Statements - The accompanying unaudited interim financial statements as of April 30, 2011, and for the three and six months ended April 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 2011, the results of operations for the three and six months ended April 30, 2011 and 2010 and the cash flows for the six months ended April 30, 2011 and 2010.  The results of operations for the six months ended April 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Subsequent Events – The Company evaluated subsequent events, which are events or transactions that occurred after April 30, 2011 through the issuance of the accompanying financial statements.

Our other accounting policies are set forth in Note 3 of our audited financial statements included in the Mobiform Software, Inc. 2010 Form10-K.

MOBIFORM SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2011

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

(5)           Property and Equipment

Property and equipment consists of the following:

	April 30,	October 31,	Estimated
	2011	2010	Useful Lives
	[Unaudited]

Computer Equipment	$35,951	$35,951	5 years
Office Equipment	24,432	24,432	5-7 years
Software	21,566	21,566	3 years
Total	81,949	81,949
Less: Accumulated Depreciation
and Amortization	(59,513)	(52,544)
	$22,436	$29,405

(6)           Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At April 30, 2011 there were 24,586,672 common shares issued and outstanding.  An additional 6,519,116 common shares were reserved for issuance as of April 30, 2011 for outstanding purchase warrants and convertible debt.  There are no shares of preferred stock issued and outstanding.

At April 30, 2011, we have 154,000 outstanding warrants to employees.  The fair value of all the warrants issued for services is being charged to operations over the periods the warrants vest.  Amortization of the fair values charged to operations is determined by the Black-Scholes pricing model.  We had no such charges in the six months ended April 30, 2011 and 2010.   All the warrants have cashless exercise provisions as defined in the warrants.

MOBIFORM SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2011

(6)           Stockholders’ Equity (Continued)

We entered into a consulting agreement on February 5, 2010 for financial consulting services.  As part of the compensation for services, the consultant was granted a five-year warrant to purchase 300,000 shares of our common stock at the market price per share on the date of issuance, which was $0.09.  The warrant vests 25% on the date of issuance and every three months thereafter and has cashless exercise provisions as defined in the warrant.  The fair value of the warrant, $5,883, was calculated using the Black-Scholes pricing model with the following assumptions: 0% dividend yield; 0.4% risk free interest rate; 23.81% volatility; 5 year expected life.  Share-based expense based on the fair value of the warrant is being charged to operations over the vesting period.  The expense recorded in the six months ended April 30, 2011 was $1,459.

In January 2010, we issued 150,000 shares of our common stock for a share liability of $58,500 incurred for consulting services. In the six months ended April 30, 2010, $29,250 expense related to this agreement and $30,654 deferred under another consulting agreement were charged to operations as share-based consulting.

The following table summarizes the warrants and options.

	For the Six Months Ended		For the Year Ended
	April 30, 2011 (Unaudited)		October 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	11,463,750	$0.69	11,663,750	$0.68
Granted/Sold	--	--	300,000	$0.09
Expired/Cancelled	(5,080,000)	$0.20	(500,000)	$0.20
Forfeited	--	--	--	--
Exercised	--	--	--	--
Outstanding at end of period	6,383,750	$1.08	11,463,750	$0.69

The following table summarizes information about stock warrants and options outstanding as of April 30, 2011 [Unaudited]:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09……………	300,000	3.75	$0.09	300,000	$0.09
$0.20……………	50,000	0.42	$0.20	50,000	$0.20
$0.25……………	540,000	0.33	$0.25	540,000	$0.25
$0.75……………	2,022,750	1.10	$0.75	2,022,750	$0.75
$1.50……………	3,471,000	0.67	$1.50	3,471,000	$1.50

MOBIFORM SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2011

(6)           Stockholders’ Equity (Continued)

The following table summarizes information about stock warrants and options outstanding as of October 31, 2010:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09……………	300,000	4.25	$0.09	225,000	$0.09
$0.20……………	5,130,000	0.56	$0.20	5,130,000	$0.20
$0.25……………	540,000	0.83	$0.25	540,000	$0.25
$0.75……………	2,022,750	1.60	$0.75	2,022,750	$0.75
$1.50……………	3,471,000	1.17	$1.50	3,471,000	$1.50

At April 30, 2011 and October 31, 2010, the weighted-average exercise price of all warrants was $1.08 and $0.69 and the weighted-average remaining contractual life was 0.92 and 1.04 years, respectively.

(7)           Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States Statutory Corporate
Income Tax Rate	(34.0)%	(34.0)%	34.0%	34.0%
Change in Valuation Allowance on
Deferred Tax Assets	34.0%	34.0%	(34.0)%	(34.0)%

Income Tax Provision (Benefit)	--%	--%	--%	--%

MOBIFORM SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2011

(7)           Income Taxes

The components of deferred tax assets (liabilities) at April 30, 2011 and October 31, 2010 are as follows:

	April 30,	October 31,
	2011	2010
	[Unaudited]

Deferred Tax Assets – Current
Accrued Vacation Pay	$7,389	$6,689
Valuation Allowance	(7,389)	(6,689)
	--	--
Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	1,275,856	$1,278,058
Property and Equipment	(3,915)	(3,762)
Equity Instruments	574,440	573,944
Valuation Allowance	(1,846,381)	(1,848,240)

Net Deferred Tax Asset	$--	$--

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance (decreased) increased by approximately ($1,000) and $59,000 for the six months ended April 30, 2011 and the year ended October 31, 2010, respectively.

(8)           Related Party Transactions

On October 16, 2009, we executed a promissory note in the amount of $50,000 with our Chief Executive Officer (“CEO”). The note, which is due on demand, accrues interest at 8% per annum.  The proceeds were used for working capital purposes.

On November 10, 2009, we executed a promissory note in the amount of $50,000 payable to our CEO.  The note, which is due on demand, accrues interest at 8% per annum.  The proceeds were used for working capital purposes.

Interest expense in the amount of $4,032 has been accrued for these notes in each of the six months ended April 30, 2011 and 2010.

MOBIFORM SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]
APRIL 30, 2011

(9)           Commitments and Contingencies

Leases

We presently lease office space in Crystal River, Florida generally on a month-to-month basis.  In May 2008, our office lease agreement was extended for a one year period through May 2009 at approximately $4,000 per month. Effective June 1, 2009, the agreement was extended for a one year period through May 2010. The terms were revised to a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement.  Subsequent to May 2010, the lease is effective monthly under similar terms.  Rent expense for the six months ended April 30, 2011 and 2010 amounted to approximately $20,000 and $13,000, respectively.

(10)         Subsequent Event

On May 3, 2011, we borrowed $50,000 from our CEO and executed a promissory note payable to him in such principal amount. The note, which is due on demand, accrues interest at 8% per annum.  The loan proceeds are being used for working capital purposes.

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

In November 2009, we entered into a three year non-exclusive licensing agreement with a Fortune 500 company (“Licensee 2”) to utilize a portion of our proprietary software.  Per the terms of the agreement, Licensee 2 will pay us $240,000, $120,000 of which was paid on November 16, 2009 with the balance being paid on April 1, 2010. Licensee 2 has the option to extend the agreement in one year increments upon payment of $120,000 per additional year. In addition the licensing agreement provides for us to perform consulting services, on an as needed basis, for which we will be compensated separately based upon services provided.

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

Results of Operations
The following tables set forth, for the periods indicated, certain items from the statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

Comparison of the Three Months Ended April 30, 2011 and 2010

	For the three months ended April 30,
	2011		2010
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$101,389	100%	$171,257	100%

Operating expenses:
Compensation costs	$177,131	175%	$157,241	92%
Consulting fees	$1,765	2%	$32,843	19%
Advertising	$25,607	25%	$4,504	3%
Professional fees	$35,934	35%	$39,602	23%

Interest and debt costs	$3,024	3%	$3,024	2%

Net Loss	$(173,172)	(171)%	$(93,994)	(55)%

Net loss per share – basic and diluted	$(0.01)		$--

Revenues

Our revenues for the three months ended April 30, 2011 amounted to $101,389 compared to revenues of $171,257 for the three months ended April 30, 2010. The approximately $70,000, or 40% decrease in revenues in the 2011 period primarily resulted from declines in consulting and developmental services revenues. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses. Payroll expenses amounted to $177,131 in the three months ended April 30, 2011 compared to $157,241 in the three months ended April 30, 2010, an increase of $19,890, or approximately 13%, as we continued to implement our strategic plan.

Advertising costs increased to $25,607 in the three months ended April 30, 2011 from $4,504 in the three months ended April 30, 2010, an increase of $21,103, or approximately 469%, primarily from increases in trade show expense. We believe it is necessary that we market our products in order to accomplish our plan for revenue growth and we therefore increased our participation in trade shows.

Professional fees in the three months ended April 30, 2011 of $35,934 are comparable to the $39,602 of fees we incurred in the three months ended April 30, 2010..

Consulting fees decreased from $16,787 in the three months ended April 30, 2010 to $1,765 in the three months period ended April 30, 2011 and share based consulting fees decreased from $16,056 in the three months ended April 30, 2010 to $-0- in the three months ended April 30, 2011 as certain consulting agreements entered into in fiscal 2010 were not renewed.

Interest and Debt Costs

Interest expense remained the same at $3,024 in the three months ended April 30, 2011 and 2010. Interest expense is incurred on the two promissory notes of $50,000 each with our CEO executed in the last quarter of fiscal year 2009 and the first quarter of fiscal 2010 and $50,000 on outstanding convertible debentures.

Income Taxes

The potential future tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Loss

Net loss in the three months ended April 30, 2011 totaled $173,172 compared to $93,994 in the three months ended April 30, 2010, an increase in net loss of $79,178, or approximately 84%.

Comparison of the Six Months Ended April 30, 2011 and 2010

	For the six months ended April 30,
	2011		2010
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$511,921	100%	$518,280	100%

Operating expenses:
Compensation costs	$333,195	65%	$304,265	59%
Consulting fees	$25,637	5%	$88,619	17%
Advertising	$29,661	6%	$12,564	2%
Professional fees	$49,662	10%	$49,864	10%

Interest and debt costs	$6,049	1%	$6,049	1%

Net Income	$3,407	1%	$2,499	--%

Net income per share – basic and diluted	$--		$--

Revenues

Our revenues for the six months ended April 30, 2011 amounted to $511,921 compared to revenues of $518,280 for the six months ended April 30, 2010. The $6,359, or approximately 1% decrease in revenues in the six months ended April 30, 2011 resulted primarily from declines in consulting and developmental services revenue.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses. Payroll expenses amounted to $333,195 in the six months ended April 30, 2011 compared to $304,265 in the six months ended April 30, 2010, an increase of $28,930, or approximately 10%, as we continued to implement our strategic plan while we tried to maintain our payroll costs.

Advertising costs increased to $29,661 in the six months ended April 30, 2011 from $12,564 in the six months ended April 30, 2010, an increase of $17,097, or approximately 136%, primarily from increases in trade show expenses. We believe it is necessary that we market our products in order to accomplish our plan for revenue growth and we therefore increased our participation in trade shows.

Professional fees of $49,864 in the six months ended April 30, 2010 were comparable to the $49,662 in professional fees we incurred in the six months ended April 30, 2011.

Consulting fees decreased from $28,715 in the six months ended April 30, 2010 to $24,178 in the six months ended April 30, 2011 and share based consulting fees decreased from $59,904 in the six months ended April 30, 2010 to $1,459 in the six months ended April 30, 2011 as certain consulting agreements entered into in fiscal 2010 were not renewed.

Interest and Debt Costs

Interest expense remained the same at $6,049 in the six months ended April 30, 2011 and 2010. Interest expense is incurred on the two promissory notes of $50,000 each with our CEO executed in the last quarter of fiscal year 2009 and the first quarter of fiscal 2010 and $50,000 on outstanding convertible debentures.

Income Taxes

The potential future tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Income

Net income in the six months ended April 30, 2011 of $3,407 is comparable to the net income of $2,499 in the six months ended April 30, 2010.

Liquidity and Capital Resources

We fund our operations through sales of our products and services and debt and equity financings.

At April 30, 2011 we had cash and cash equivalents of $9,000 compared to $68,000 at October 31, 2010. The decrease of $59,000 is attributable to our operating losses.

Our accounts receivable ($75,000) and accounts payable and accrued liabilities ($112,000) at April 30, 2011 are comparable with the balances at October 31, 2010, $73,000 and $130,000, respectively.

On May 3, 2011, we borrowed $50,000 from our CEO and executed a promissory note payable to him in such principal amount. The note, which is due on demand, accrues interest at 8% per annum.  The loan proceeds are being used for working capital purposes.

Cash Flows

Net cash provided by (used for) operating activities amounted to ($60,000) and $16,000 in the six months ended April 30, 2011 and 2010, respectively. Net cash from operations decreased as a result of operating costs for compensation, advertising and professional fees which were incurred while we implemented our overall strategic business plan.

In the six months ended April 30, 2010 we used $9,000 cash in investing activities for the acquisition of equipment. There were no cash investing activities in the six months ended April 30, 2011.

In the six months ended April 30, 2010, cash was provided by financing activities by a loan from our CEO in the amount of $50,000. There were no cash provided by financing activities in the six months ended April 30, 2011.

We do not believe that our cash on hand at April 30, 2011 will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. We are also looking to raise additional capital through debt and/or equity financings. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future. There is also no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us.

Contractual Obligations

N/A

Off-Balance Sheet Arrangements

As of April 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including  our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, management carried out an evaluation, under the supervision and with the participation of Allen Ronald DeSerranno, who is both our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of our internal controls, our Chief Executive Officer and Chief Financial Officer has determined that during the period covered by this quarterly report, there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

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

MOBIFORM SOFTWARE, INC.

Dated: June 10, 2011	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer