Form 10-Q
period 2011-07-31
Mobiform Software Inc
filed 2011-09-12
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2011

or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

The number of shares of the issuer’s common equity outstanding as of August 31, 2011 was 24,586,672 shares of common stock, par value $.0001.

MOBIFORM SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MOBIFORM SOFTWARE, INC.
BALANCE SHEETS

	July 31,	October 31,
	2011	2010
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$10,163	$67,980
Accounts Receivable	80,576	73,290
Other current assets	2,495	8,093
Total Current Assets	93,234	149,363

Property and Equipment – Net	18,952	29,405

Other Assets
Security Deposits	3,650	3,650

Total Assets	$115,836	$182,418

Liabilities and Stockholders’ Deficit
Current Liabilities
Convertible Notes Payable	$50,000	$50,000
Notes Payable – Related Party	183,000	100,000
Accounts Payable and Accrued Liabilities	128,112	130,067
Deferred Revenue	105,498	168,404
Total Current Liabilities	466,610	448,471

Commitments and Contingencies	--	--

Stockholders’ Deficit
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672
at July 31, 2011 and October 31, 2010	2,459	2,459
Additional Paid in Capital	7,100,728	7,099,269
Accumulated Deficit	(7,453,961)	(7,367,781)
Total Stockholders’ Deficit	(350,774)	(266,053)

Total Liabilities and Stockholders’ Deficit	$115,836	$182,418

See the accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010

Revenue	$104,897	$137,093	$616,818	$655,373

Operating Expenses
Payroll Expenses	142,413	145,402	475,608	449,667
Consulting Fees – Share Based	--	11,838	1,459	71,742
Professional Fees	15,975	34,957	65,637	84,821
Advertising	509	17,244	30,170	29,808
Depreciation and Amortization	3,484	3,393	10,453	9,927
Consulting Fees	12,967	16,082	37,145	44,797
Office	654	2,161	12,552	8,903
Rent	9,745	6,533	29,188	19,775
Telephone and Communication	843	3,182	6,367	9,253
Other	4,215	11,499	24,691	33,330
Total Operating Expenses	190,805	252,291	693,270	762,023

Operating Loss	(85,908)	(115,198)	(76,452)	(106,650)

Other Expenses
Interest Expense	(1,008)	(1,008)	(3,024)	(3,024)
Interest Expense – Related Party	(2,671)	(2,016)	(6,704)	(6,049)
Total Other Expenses	(3,679)	(3,024)	(9,728)	(9,073)

Loss Before Income Taxes	(89,587)	(118,222)	(86,180)	(115,723)

Provision for Income Taxes	--	--	--	--

Net Loss	$(89,587)	$(118,222)	$(86,180)	$(115,723)

Net Loss Per Common Share – Basic and Diluted	$--	$--	$--	$--

Weighted-Average Common Shares Outstanding – Basic and Diluted	24,586,672	24,586,672	24,586,672	24,528,359

See the accompanying notes to financial statements

MOBIFORM SOFTWARE, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	July 31,
	2011	2010

Operating Activities
Net Loss	$(86,180)	$(115,723)
Adjustments to Reconcile Net Loss to Net Cash
(Used for) Provided by Operating Activities:
Depreciation and Amortization	10,453	9,927
Consulting Fees – Share Based	1,459	71,742
Deferred Revenue	(62,906)	179,774

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(7,286)	(67,353)
Other Current Assets	5,598	5,144
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(1,955)	(17,084)
Net Cash (Used for) Provided by Operating Activities	(140,817)	66,427

Investing Activities
Acquisition of Property & Equipment	--	(8,737)
Net Cash Used for Investing Activities	--	(8,737)

Financing Activities
Proceeds from notes payable – related party	83,000	50,000
Net Cash Provided by Financing Activities	83,000	50,000

Change in Cash and Cash Equivalents	(57,817)	107,690

Cash and Cash Equivalents – Beginning of Period	67,980	14,966

Cash and Cash Equivalents – End of Period	$10,163	$122,656

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$--	$--
Income Taxes	$--	$--

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common Stock Issued for Share Liability	$--	$58,500

See the accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2011

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

(2)           Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities.  Since our inception, we have incurred losses, have an accumulated deficit of $7,453,961 at July 31, 2011, and have experienced negative cash flows from operations.  The expansion and development of our business will likely require additional capital.  This condition raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

(3)	Summary of Significant Accounting Policies

Unaudited Interim Statements - The accompanying unaudited interim  financial statements as of July 31, 2011, and for the three and nine months ended July 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of July 31, 2011, the results of operations for the three and nine months ended July 31, 2011 and 2010 and the cash flows for the nine months ended July 31, 2011 and 2010.  The results of operations for the nine months ended July 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

MOBIFORM SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2011

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

Subsequent Events – The Company evaluated subsequent events, which are events or transactions that occurred after July 31, 2011 through the issuance of the accompanying financial statements.

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

(5)      Property and Equipment

Property and equipment consists of the following:

	July 31,	October 31,	Estimated
	2011	2010	Useful Lives
	(Unaudited)

Computer Equipment	$35,951	$35,951	5 years
Office Equipment	24,432	24,432	5-7 years
Software	21,566	21,566	3 years
Total	81,949	81,949
Less: Accumulated Depreciation
and Amortization	(62,997)	(52,544)
	$18,952	$29,405

MOBIFORM SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
 JULY 31, 2011

(6)      Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At July 31, 2011 there were 24,586,672 common shares issued and outstanding.  An additional 6,521,134 common shares were reserved for issuance as of July 31, 2011 for outstanding purchase warrants and convertible debt.  There are no shares of preferred stock issued and outstanding.

At July 31, 2011, we have 154,000 outstanding warrants to employees.  The fair value of all the warrants issued for services is being charged to operations over the periods the warrants vest.  Amortization of the fair values charged to operations is determined by the Black-Scholes pricing model.  We had no such charges in the nine months ended July 31, 2011 and 2010.   All the warrants have cashless exercise provisions as defined in the warrants.

We entered into a consulting agreement on February 5, 2010 for financial consulting services.  As part of the compensation for services, the consultant was granted a five-year warrant to purchase 300,000 shares of our common stock at the market price per share on the date of issuance, which was $0.09.  The warrant vests 25% on the date of issuance and every three months thereafter and has cashless exercise provisions as defined in the warrant.  The fair value of the warrant, $5,883, was calculated using the Black-Scholes pricing model with the following assumptions: 0% dividend yield; 0.4% risk free interest rate; 23.81% volatility; 5 year expected life.  Share-based expense based on the fair value of the warrant is being charged to operations over the vesting period.  The expense recorded in the nine months ended July 31, 2011 was $1,459.

In January 2010, we issued 150,000 shares of our common stock for a share liability of $58,500 incurred for consulting services. In the nine months ended July 31, 2010, $29,250 expense related to this agreement and $42,492 deferred under another consulting agreement were charged to operations as share-based consulting.

The following table summarizes the warrants and options.

	For the Nine Months Ended		For the Year Ended
	July 31, 2011 (Unaudited)		October 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	11,463,750	$0.69	11,663,750	$0.68
Granted/Sold	--	--	300,000	$0.09
Expired/Cancelled	(5,080,000)	$0.20	(500,000)	$0.20
Forfeited	--	--	--	--
Exercised	--	--	--	--
Outstanding at end of period	6,383,750	$1.08	11,463,750	$0.69

MOBIFORM SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
 JULY 31, 2011

The following table summarizes information about stock warrants and options outstanding as of July 31, 2011 (Unaudited):

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	3.50	$0.09	300,000	$0.09
$0.20	50,000	0.17	$0.20	50,000	$0.20
$0.25	540,000	0.08	$0.25	540,000	$0.25
$0.75	2,022,750	0.85	$0.75	2,022,750	$0.75
$1.50	3,471,000	0.42	$1.50	3,471,000	$1.50

The following table summarizes information about stock warrants and options outstanding as of October 31, 2010:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	4.25	$0.09	225,000	$0.09
$0.20	5,130,000	0.56	$0.20	5,130,000	$0.20
$0.25	540,000	0.83	$0.25	540,000	$0.25
$0.75	2,022,750	1.60	$0.75	2,022,750	$0.75
$1.50	3,471,000	1.17	$1.50	3,471,000	$1.50

At July 31, 2011 and October 31, 2010, the weighted-average exercise price of all warrants was $1.08 and $0.69 and the weighted-average remaining contractual life was 0.67 and 1.04 years, respectively.

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

MOBIFORM SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 2011

(7)           Income Taxes (Continued)

The components of deferred tax assets (liabilities) at July 31, 2011 and October 31, 2010 are as follows:

	July 31,	October 31,
	2011	2010
	(Unaudited)

Deferred Tax Assets - Current
Accrued Vacation Pay	$6,814	$6,689
Valuation Allowance	(6,814)	(6,689)
	--	--
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	$1,306,670	$1,278,058
Property and Equipment	(3,694)	(3,762)
Equity Instruments	574,440	573,944
Valuation Allowance	(1,877,416)	(1,848,240)

Net Deferred Tax Asset	$--	$--

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately $29,000 and $59,000 for the nine months ended July 31, 2011 and the year ended October 31, 2010, respectively.

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

On May 3, 2011, we executed a promissory note in the amount of $50,000 payable to our CEO.  The note, which is due on demand, accrues interest at 8% per annum.  The proceeds are to be used for working capital purposes.

On June 27, 2011, we executed a promissory note in the amount of $30,000 payable to our CEO.  The note, which is due on demand, accrues interest at 8% per annum.  The proceeds are to be used for working capital purposes.

On July 22, 2011, we received $3,000 from an executed a promissory note in the amount of $13,000 dated August 1, 2011 payable to our CEO. The balance of $10,000 was received in the subsequent period. The note, which is due on demand, accrues interest at 8% per annum.  The proceeds are to be used for working capital purposes.

Interest expense in the amount of $6,704 and $6,049 has been accrued for these notes in the nine months ended July 31, 2011 and 2010, respectively.

(9)           Commitments and Contingencies

Leases

We presently lease office space in Crystal River, Florida generally on a month-to-month basis.  Effective June 1, 2009, the agreement was extended for a one year period through May 2010. The terms were revised to a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement.  Subsequent to May 2010, the lease is effective monthly under similar terms.  Rent expense for the nine months ended July 31, 2011 and 2010 amounted to approximately $29,000 and $20,000, respectively.

(9)           Commitments and Contingencies (Continued)

Investment Banking Agreement

On June 23, 2011, we entered into an investment banking agreement (the “Agreement”) with Hunter Wise Financial Group, LLC (“HW”). HW will provide investment banking services, will structure an offering of the Company’s securities (the “Offering”) and provide other services as defined in the Agreement. The Offering will consist of the sale of three year 7% convertible debentures, convertible into shares of our common stock at $0.20 per share with an automatic conversion if our shares trade at $0.25 per share or more for a period of time, as defined in the Agreement. HW received an investment banking fee of $15,000 as a retainer upon the execution of the Agreement. In addition, HW will receive an 8% commission and a 2% non-accountable expense allowance on all funds raised in the Offering and shares of our common stock, determined by the amount sold, as defined in the Agreement. The Agreement is in effect through the period of one year from the date of the closing of the Offering.

(10)           Subsequent Events

On August 1, 2011, we executed a promissory note in the amount of $13,000 payable to our CEO.  The note is due on demand and accrues interest at 8%.  We received $3,000 of the proceeds from the note on July 22, 2011 (See Note 8).

On August 2, 2011 we signed an amendment to a three year licensing agreement originally entered into on November 20, 2009, that cancelled the third year payment of $270,000 due in November 2011. As part of the amendment, we entered into an additional software licensing agreement with the same customer, which grants the customer an unlimited five year license of that software for payments aggregating $1,122,000 which are payable in seven installments through January 2016, as defined in the agreement. Except as amended by this amendment, all other terms and conditions of the original agreement remain in effect.

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

On August 2, 2011 we signed an amendment to this licensing agreement that cancelled the third year payment of $270,000 due in November 2011. As part of the amendment, we entered into an additional software licensing agreement with Licensee 1, which grants Licensee 1 an unlimited five year license of that software for payments aggregating $1,122,000 which are payable in seven installments through January 2016, as defined in the agreement. Except as amended by this amendment, all other terms and conditions of the original agreement remain in effect.

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

Comparison of the three months ended July 31, 2011 and 2010

	For the three months ended July 31
	2011		2010
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$104,897	100%	$137,093	100%

Operating expenses:
Compensation costs	$142,413	136%	$145,402	106%
Consulting fees	$12,967	12%	$27,920	20%
Advertising	$509	0%	$17,244	13%
Professional fees	$15,975	15%	$34,957	25%

Interest and debt costs	$3,679	4%	$3,024	2%

Net Loss	$(89,587)	(85)%	$(118,222)	(86)%

Net loss per share – basic and
diluted	$--		$--

Revenues

Our revenues for the three months ended July 31, 2011 amounted to $104,897 compared to the comparative 2010 period of $137,093. Revenues for the period decreased by approximately $32,000 (23%) primarily resulting from declines in consulting and developmental services revenues. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses. Payroll expenses amounted to $142,413 in the three months ended July 31, 2011 compared to $145,402 in the three months ended July 31, 2010. Payroll expenses decreased $2,989 (2%) as we continue to control costs as we implement our strategic plan.

Advertising costs decreased to $509 in the three months ended July 31, 2011 from $17,244 in the three months ended July 31, 2010, a decrease of $16,735 primarily from decreases in trade show expense. Although we believe it is necessary that we market our products in order to accomplish our plan for revenue growth, we continue to control costs while we try to secure funding for future growth.

Professional fees have decreased to $15,975 in the three months ended July 31, 2011 from $34,957 from the three months ended July 31, 2010, a decrease of $18,982 (54%). We reduced professional fees by internally performing certain functions which had previously been done by our professionals.

Consulting fees decreased from $16,082 in the three months ended July 31, 2010 to $12,967 in the three months period ended July 31, 2011 and share based consulting fees decreased from $11,838 in the three months ended July 31, 2010 to $-0- in the three months ended July 31, 2011 as certain consulting agreements entered into in fiscal 2010 were not renewed.

Interest and Debt Costs

Interest expense increased from $3,024 in the three months ended July 31, 2010 to $3,679 in the three months ended July 31, 2011. Interest expense is incurred on the promissory notes totaling $183,000 with our CEO executed in the last quarter of fiscal year 2009, the first quarter of fiscal 2010 and the third quarter of fiscal 2011 and $50,000 on outstanding convertible debentures.

Income Taxes

The potential future tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Loss

Net loss in the three months ended July 31, 2011 totaled $89,587 compared to $118,222 in the three months ended July 31, 2010, a decrease in net loss of $28,635 (24%). The decrease in net loss was due to factors as described above.

Comparison of the Nine Months Ended July 31, 2011 and 2010

	For the nine months ended July 31
	2011		2010
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$616,818	100%	$655,373	100%

Operating expenses:
Compensation costs	$475,608	77%	$449,667	69%
Consulting fees	$38,604	6%	$116,539	18%
Advertising	$30,170	5%	$29,808	5%
Professional fees	$65,637	11%	$84,821	13%

Interest and debt costs	$9,728	2%	$9,073	1%

Net Loss	$(86,180)	(14)%	$(115,723)	(18)%

Net loss per share – basic and
diluted	$--		$--

Revenues

Our revenues for the nine months ended July 31, 2011 amounted to $616,818 compared to the comparative 2010 period of $655,373. Revenues for the period declined by approximately $39,000 (6%) primarily resulting from declines in consulting and developmental services revenue.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet & are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services fees.

Compensation costs consist of payroll and related expenses. Payroll expenses amounted to $475,608 in the nine months ended July 31, 2011 compared to $449,667 in the nine months ended July 31, 2010. Payroll expenses increased $25,941 (6%) as we continued to implement our strategic plan while we tried to control our payroll costs.

Advertising costs of $30,170 in the nine months ended July 31, 2011 were comparative to $29,808 in the nine months ended July 31, 2010.

Professional fees have decreased from $84,821 in the nine months ended July 31, 2010 to $65,637 in the nine months ended July 31, 2011, a decrease of $19,184 (23%). We reduced professional fees by internally performing certain functions which had previously been done by our professionals.

Consulting fees decreased from $44,797 in the nine months ended July 31, 2010 to $37,145 in the nine months ended July 31, 2011 and share based consulting fees decreased from $71,742 in the nine months ended July 31, 2010 to $1,459 in the nine months ended July 31, 2011 as certain consulting agreements entered into in fiscal 2010 were not renewed.

Interest and Debt Costs

Interest expense increased from $9,073 in the nine months ended July 31, 2010 to $9,728 in the nine months ended July 31, 2011. Interest expense is incurred on the promissory notes totaling $183,000 with our CEO executed in the last quarter of fiscal year 2009, the first quarter of fiscal 2010 and the third quarter of fiscal 2011 and $50,000 on outstanding convertible debentures.

Income Taxes

The potential future tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Income

Net loss in the nine months ended July 31, 2011 totaled $86,180 compared to $115,723 in the nine months ended July 31, 2010, a decrease in net loss of $29,543 (26%). The decrease in net loss was due to factors as described above.

Liquidity and Capital Resources

We fund our operations through sales of our products and services and debt and equity financings.

At July 31, 2011 we had cash and cash equivalents of $10,000 compared to $68,000 at October 31, 2010. The decrease of $58,000 is attributable to our operating losses.

Our accounts receivable ($81,000) and accounts payable and accrued liabilities ($128,000) at July 31, 2011 are comparative with the balances at October 31, 2010, which were $73,000 and $130,000, respectively.

On May 3, 2011, we executed a promissory note in the amount of $50,000 payable to our CEO.  The note, which is due on demand, accrues interest at 8% per annum.  The proceeds are being used for working capital purposes.

On June 27, 2011, we executed a promissory note in the amount of $30,000 payable to our CEO.  The note, which is due on demand, accrues interest at 8% per annum.  The proceeds are being used for working capital purposes.

On July 22, 2011, we received $3,000 from an executed a promissory note in the amount of $13,000 dated August 1, 2011 payable to our CEO. The balance of $10,000 was received in the subsequent period. The note, which is due on demand, accrues interest at 8% per annum.  The proceeds are being used for working capital purposes.

Cash Flows

Net cash (used for) provided by operating activities amounted to ($141,000) and $66,000 in the nine months ended July 31, 2011 and 2010, respectively. Net cash from operations decreased as a result of operating costs for compensation, advertising and professional fees which were incurred while we implemented our overall strategic business plan.

In the nine months ended July 31, 2010 we used $9,000 cash in investing activities for the acquisition of equipment. There were no cash investing activities in the nine months ended July 31, 2011.

In the nine months ended July 31, 2011 and 2010, cash was provided by financing activities through loans from our CEO in the amount of $83,000 and $50,000, respectively.

We do not believe that our cash on hand at July 31, 2011 will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. We are also looking to raise additional capital through debt and/or equity financings. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future. There is also no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us.

Contractual Obligations

N/A

Off-Balance Sheet Arrangements

As of July 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

ITEM 4.  CONTROLS AND  PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and may find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2011.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of July 31, 2011.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of July 31, 2011.  Management’s assessment identified the following material weaknesses:

•
As of July 31, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission.

•
As of July 31, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of July 31, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•	As of July 31, 2011, there were no independent directors and no independent audit committee.

We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once cash flows from operations improve to a level where we are able to hire additional personnel in financial reporting.

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

32.1	Certification by the Principal Executive Officer and Principal Financial Officer of Mobiform Software, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIFORM SOFTWARE, INC.

Dated: September 12, 2011	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer