Form 10-K
period 2011-10-31
Mobiform Software Inc
filed 2012-01-24
CIK 1341878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

________________

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-51717

MOBIFORM SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	1255 N. Vantage Pt. Dr., Suite A Crystal River, Florida 34429	94-3399360
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices) (Zip Code)	(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code (352) 564-9610

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [  ] Yes      [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     [  ] Yes      [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      [X] Yes      [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [X] Yes      [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

[ ] Large accelerated filer	[ ]Accelerated filer	[ ] Non-accelerated filer	[X] Smaller reporting company
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [  ] Yes      [X] No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed based upon prices at which it was last sold, as of the last business day of the registrant’s second fiscal quarter, April 30, 2011, was approximately $2,080,595.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of January 20, 2012 was 24,586,672.

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

Part I

Item 1.

Description of Business

Mobiform Software, Inc (“we,’’ “Mobiform,” “us,” “our”) is in the business of developing software products for the visualization and monitoring of real time data in heavy industry. Our HMI (Human Machine Interface) software and SCADA (Supervisory Control and Data Acquisition) products are utilized in the petro chemical, electricity distribution, transportation, facilities management and manufacturing industries.  The technology that Mobiform has developed has been licensed to 10 other firms including four Fortune 500 companies. These licensing arrangements provide long term, recurring, royalty based revenue for Mobiform. The products developed by companies using Mobiform’s technology include industrial automation solutions, medical applications for use in hospitals, and line of business applications. Our products are marketed and sold globally and offered both directly and through a sales channel of system integrators and resellers.

Mobiform has developed its own industrial control and monitoring solutions. ‘Status’ is a powerful SCADA capable of connecting to real time industrial data and displaying the information in real time to operators, maintenance personnel and supervisors.

HMI and SCADA systems are used for monitoring the HVAC (Heating Ventilation and Air Conditioning) systems in large commercial complexes. They are used in waste water treatment plants, with oil wells, hydro-electric plants, subway systems, pharmaceuticals and almost every manufacturing facility.

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

In the fiscal year ending October 31, 2011, we licensed our product to a global manufacturer of mining equipment, as well as to two Fortune 500 companies.

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

Our technology team is comprised of seasoned veterans of software design and development who have extensive experience in designing, building and delivering world-class software solutions. We have licensed or provided training and/or consulting services for such major companies as General Electric, Microsoft Corporation, Intel Corporation, and Siemens AG.

Product Description

We develop and sell software designed for use by system integrators, industrial engineers, graphic designers and computer programmers. Our primary line of HMI software and SCADA products is a set of programs that allows users to generate “user interfaces.”  User interfaces include internet web sites and computer applications of all kinds, including computer models of simple and complex systems (for example, a functioning power plant, the flow of inventory of a large business, the genetic code of a species or individual, or a simple lever). Given the great and increasing pervasiveness of user interfaces in the world economy, the demand for products that allow for the simple and flexible creation of user interfaces is enormous.

Our products can be utilized by many vertical markets. We have already entered into agreements with companies to use our technology in the fields of industrial automation, medical software and energy monitoring.

Revenue Streams

Mobiform’s revenue is generated from two sources, (i) retail sales of our HMI and SCADA software products and (ii) licensing of our technology to other companies. Development, design, consulting services and support are part of all product sales.

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

Mobiform has attracted a number of resellers and system integrators that are now promoting and using ‘Status’ in commercial settings. During the year ended October 31, 2011 we have materially increased our international reseller network.  We believe that this will result in greater sales and distribution of our software through retail outlets and to original equipment manufacturers (“OEM”s). We are also targeting potential customers to offer customized applications to meet their industry requirements.   Status is now being used to monitor the 4th largest subway system in the world in Seoul, South Korea. It is monitoring HVAC performance in pharmaceutical manufacturing facilities in China, and is used in various monitoring applications in numerous verticals in the United States.

Development of SCADA systems typically requires millions of dollars in development capital over several years. Larger firms cannot develop their own systems with the efficiency of smaller companies; a larger firm trying to develop such a system in house could easily spend $15 million or more.

Technology Licensing

In addition to selling our own software products, we also license the technology we have developed to other software companies. Long-term licenses to multinational automation software companies are a major part of our business.  The lead time for our engineers to work with theirs in developing successful integration of our software with their future products is fairly long-from nine months to two years - but the result is a multiyear high revenue license which provides substantial revenue to us for years to come.  We have a number of agreements in place and are currently in discussions with additional companies in the oil and gas, oil service, electric power generation and mining industries.

The products developed using Mobiform technology includes industrial automation solutions, medical applications for use in hospitals, smart grid, HVAC and line of business applications. The relationships established through licensing are very strategic and may lead to acquisitions to prevent competitive companies from having the same strategic benefits.

Development Services and Support

Mobiform has been recognized as a leading edge software development firm. We are often asked to provide software development services, graphics design and consulting as part of the technology licensing agreements we sign with our customers.

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

Now that we are equipped with the technology infrastructure developed during Stage 1, we find that developing highly interactive and powerful software is simplified.  In Stage 2 we are moving our business focus from technology development to product development.  During this stage, we are beginning to develop software products for industry verticals in sectors such as industrial automation, digital signage, healthcare and geographic information systems.  We are in discussions with major companies engaged in offshore drilling platforms, mining, electric power generation and heavy industry automation, among others.  With a powerful set of software components in our tool belt, we believe we are able to build software products more rapidly and at a lower total cost of ownership to the consumer.  Products are created through two different scenarios, (i) in-house creation of our own consumer products; and (ii) integration into third party products.  Both scenarios should result in additional income producing licenses to or sales of, our technologies and products.

The third part of our strategy is a feedback loop. By providing a limited amount of consulting services, Mobiform is able to identify potential software products and components that are needed by industry, and produce those products for market. These components will feed our technology base and the relationships developed from the consulting will provide potential sales channels and additional licensing and OEM agreements to us.

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

Limited Customer Base

We currently have only a few customers and limited revenue. In fiscal 2011 three customers generated 87% of our revenues and in fiscal 2010 two customers generated 84% of our revenues.  We endeavor to retain the customers we have while we seek to broaden our customer base.  The loss of these customers would have a material effect on our business, financial condition and results of operations. There is no assurance that we will succeed.

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

Employees

We have nine full-time, and no part time employees, which includes four programmer product developers, two graphic designers, one sales and marketing representative, one general manager and our Chief Executive Officer. We are planning to expand, especially in sales and marketing, both through additional personnel and developing external distribution channels. We are discussing the possibility that one or more of our customers may become a distribution channel for our products.

Reports to Security Holders

Since the effectiveness of the S-1 registration statement in June 2008  we have been filing reports under the Securities Exchange Act of 1934 and plan to continue to file such reports. The public may read and copy any materials we file with or furnish to the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. Although it is not part of this report, you may find additional information about us at our website, http://www.Mobiform.com and http://www.StatusVision.com , where our products are discussed in more detail.

Item 2. Properties

Description of Properties

Our executive offices and research and development facilities are located in Crystal River, Florida. We rent a 2,000 square foot office and research facility at a variable monthly rent capped at $4,000. We occupy the facility based upon a month-to-month verbal lease.  This facility is sufficient for our current needs, but we may require bigger facilities as we carry out our business strategy.

Item 3. Legal Proceedings

The Company is not a party to, and its property is not the subject of, any pending legal proceedings.

Item 4. [Reserved]

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Currently our Common Stock is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol MOBS. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2010
First quarter ended January 31, 2010	0.22	0.09
Second quarter ended April 30, 2010	0.20	0.09
Third quarter ended July 31, 2010	0.12	0.05
Fourth quarter ended October 31, 2010	0.05	0.04
2011
First quarter ended January 31, 2011	0.05	0.04
Second quarter ended April 30, 2011	0.19	0.06
Third quarter ended July 31, 2011	0.15	0.06
Fourth quarter ended October 31, 2011	0.09	0.04

As of October 31, 2011, there were 161 holders of record owners of our common stock.

Dividends and Dividend Policy

We have never paid dividends on our Common Stock and our present policy is to retain anticipated future earnings for use in our business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance as of October 31, 2011 under any equity compensation plans, none of which has been approved by our stockholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	104,000	$0.75	*

*There is no formal equity compensation plan, so there is no specific number of shares available for future issuance. Our authorized, but unissued and unreserved shares of Common Stock total 69,480,244 shares.

Recent Sales of Unregistered Securities

N/A

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

Executive Summary

Since 2003, our experience in Microsoft.NET graphics technology has given us a unique perspective and insight into new data visualization possibilities with emerging technologies.

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

Status Vision Designer® is a powerful data visualization software package that allows the user to create highly graphical screens and connects the controls on the screens to real-time data. The screens can then be published and viewed by anyone within a company or from the web.

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

Licenses and Joint Ventures

We have licensed our technology to other companies for use in their solutions, and we are in discussions with additional companies that may want to license, or engage with us in joint ventures regarding, some of our software applications on an exclusive or nonexclusive basis.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the statements of operations. A comparative analysis of ratios of costs and expenses to revenues is shown for fiscal 2011 and 2010. Comparative analysis of ratios of costs and expenses to revenues is not shown for fiscal 2010 and 2009 as management believes such ratios to be uninformative due to the insignificant level of revenue in fiscal 2009.

	For the years ended October 31,
	2011		2010
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$ 980,909	100%	$ 824,508	100%

Operating expenses:
Compensation costs	$ 631,552	64%	$ 594,267	72%
Consulting fees	$ 41,589	4%	$ 124,656	15%
Advertising	$ 32,286	3%	$ 34,436	4%
Professional fees	$ 114,561	12%	$ 137,719	17%

Interest and debt costs	$ 14,520	1%	$ 12,000	1%

Net Income (Loss)	$ 41,676	4%	$(192,470)	(23)%

Net income (loss) per share -
Basic and diluted	$ --		$ ($0.01)

Comparison of the Fiscal Years Ended October 31, 2011 and 2010

Revenues

Our revenues for the year ended October 31, 2011 amounted to $980,909 compared to the comparative 2010 period of $824,508. Revenues for the year increased by approximately $156,000 (19%), primarily resulting from our signing of an amended licensing agreement with an existing customer.  This increase was offset by slight declines in consulting and developmental services revenues. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses. Payroll expenses amounted to $631,552 in the year ended October 31, 2011 compared to $594,267 in the year ended October 31, 2010. Payroll expenses increased $37,285 (6%) as we continue to manage our payroll costs as we implement our strategic plan.

Advertising costs decreased to $32,286 in the year ended October 31, 2011 from $34,436 in the year ended October 31, 2010, a decrease of $2,150 (6%). We reduced our advertising budget temporarily as a means of preserving capital as we implement our plan for revenue growth.

Professional fees decreased from $137,719 in the year ended October 31, 2010 to $114,561 in the year ended October 31, 2011, a decrease of $23,158 (17%). We reduced professional fees by internally performing certain functions which had previously been done by our professionals. Consulting fees decreased from $51,456 in the year ended October 31, 2010 to $40,130 in the year ended October 31, 2011 and share based consulting fees decreased from $73,200 in the year ended October 31, 2010 to $1,459 in the year ended October 31, 2011 as certain consulting agreements entered into in fiscal 2010 were not renewed.

Interest and Debt Costs

Interest expense increased from $12,000 ($8,000 related party) in the year ended October 31, 2010 to $14,520 ($10,520 related party) in the year ended October 31, 2011. Interest expense is incurred on the promissory notes totaling $210,000 with our CEO executed in the last quarter of fiscal year 2009, the first quarter of fiscal 2010, the third quarter of fiscal 2011 and the last quarter of fiscal 2011 and $50,000 on outstanding convertible debentures.

Income Taxes

The potential future tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Income (Loss)

Net income in the year ended October 31, 2011 totaled $41,676 compared to a net loss of $192,470 in the year ended October 31, 2010, an increase of $234,146.

Comparison of the Fiscal Years Ended October 31, 2010 and 2009

Revenues

Our revenues for the year ended October 31, 2010 amounted to $824,508 compared to the comparative 2009 period of $86,510, an increase of 853%. Revenues for the year increased by approximately $738,000 primarily resulting from new licensing agreements entered into in November 2009. Revenues from these agreements amounted to $696,000 of which $292,000 represents licensing fees and $404,000 relates to consulting, maintenance and support. The balance of the increase is primarily related to sales of our software and other service revenues. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

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

On August 16, 2011, we executed a promissory note in the amount of $10,000 payable to our CEO.  The note, which is due on demand, accrues interest at 8% per annum.  The proceeds are to be used for working capital purposes.

On September 28, 2011, we executed a promissory note in the amount of $7,000 payable to our CEO.  The note, which is due on demand, accrues interest at 8% per annum.  The proceeds are to be used for working capital purposes.

At October 31, 2011 we had cash and cash equivalents of $14,000 compared to $68,000 at October 31, 2010. The decrease of $54,000 is primarily attributable to the increase in operating costs for compensation and the decrease in the cash received from payments on our new licensing agreements.

Cash Flows

Net cash provided by (used for) operating activities amounted to $(164,022) and $13,573 in the fiscal years ended October 31, 2011 and 2010, respectively. Net cash from operations decreased as a result of lack of cash generated from our licensing agreements while we increased operating costs as discussed above while we implemented our overall strategic business plan.

In fiscal 2011, we generated cash from financing activities of $110,000. This represented our promissory notes with our CEO in the amount of $110,000. We generated cash from financing activities of $50,000 in fiscal 2010. This represented our promissory note with our CEO in the amount of $50,000.

In fiscal 2010, cash used for investing activities related to the acquisition of equipment in the amount of $10,559. There were no cash investing activities in the year ended October 31, 2011.

We do not believe that our cash on hand at October 31, 2011 will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. However, there is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future. We may need to raise additional capital through debt and/or equity financings and there is no assurance that we will be able to obtain additional capital in any amount or on terms acceptable to us at the required times.

Going Concern Qualification

The Company’s financial statements as of October 31, 2011 and for the year then ended have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, since inception the Company has incurred losses, has an accumulated deficit of $7,326,105 at October 31, 2011, has experienced negative cash flows from operations, and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Contractual Obligations

N/A

Off-Balance Sheet Arrangements

As of October 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

On May 12, 2011, the FASB issued ASU 2011-04.  The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework.  Thus, there are few differences between the ASU and its international counterpart, IFRS 13.  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-04 to have a material effect on the financial position, results of operations or cash flows of the Company.

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-05 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

N/A

Item 9A. Controls and Procedures

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

(b)   Evaluation of disclosure controls and procedures

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

Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2011.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of October 31, 2011.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of October 31, 2011.  Management’s assessment identified the following material weaknesses:

•

As of October 31, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission.

•

As of October 31, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of October 31, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of October 31, 2011, there were no independent directors and no independent audit committee.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Management

The Company’s management and key employee is the following:

Name	Age	Position with Company
Allen Ronald DeSerranno	45	CEO, President, CFO, Director

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

Item 11. Executive Compensation

The following table sets forth, for the fiscal years ended October 31, 2010 and October 31, 2011, all compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Principal Executive Officer, during the fiscal years ended October 31, 2010 and October 31, 2011. No other executive officer who was serving as an executive officer at October 31, 2011, had total compensation for fiscal 2011 exceeding $100,000:

Year Ended

Name and Principal Position	October 31	Salary ($)	Option Awards	Total
Allen Ronald DeSerranno	2010	150,000	0	$150,000
Chief Executive Officer	2011	150,000	0	$150,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Common Stock beneficially owned as of January 20, 2012 by (i) those persons or groups known to us who beneficially own more than 5% of our Common Stock; (ii) each director; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended October 31, 2011; and, (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC and by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

Name(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percentage of Outstanding Shares of Common Stock(3)
Allen Ronald DeSerranno(4)	9,404,955	38.25%

Gary Fuhr	1,311,085	5.33%
All officers and directors as a group
(One person)	9,404,955	38.25%

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

(4) Includes 1,721,979 held by a corporation wholly-owned by Mr. DeSerranno. Excludes 316,780 shares of Common Stock held by Mr. DeSerranno’s wife, Rita Honurata DeSerranno, as to which he disclaims beneficial ownership.

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

Item 14. Principal Accountant Fees and Services

Meyler & Company, LLC served as our independent registered public accounting firm for the fiscal years ended October 31, 2011 and 2010.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2011 and 2010.

	2011	2010
Meyler & Company, LLC:
Audit Fees	$ 55,000	$ 55,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$ 55,000	$ 55,000

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Our Board of Directors acting as our Audit Committee preapproved each engagement of our independent registered public accounting firm.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Number	Description
3.1	Certificate of Incorporation *
3.2	By-laws *
4.1	Form of Specimen Stock Certificate *
10.3	Form of Warrant - $1.50 *
10.3.1	Form of Warrant - $.75 *
10.3.2	Form of Warrant - $.20 *
10.4	Employment Agreement dated April 1, 2006 with Allen Ronald DeSerranno *
10.5	Employment Agreement dated April 1, 2006 with Francis V. Lorenzo *
10.6	Assignment and Amendment of Employment Agreement - Allen Ronald DeSerranno*
10.7	Assignment and Amendment of Employment Agreement - Francis V. Lorenzo*
10.8	Termination Agreement - Francis V. Lorenzo*
10.9	Form of 8% Convertible Note*
10.10	Exchange Agreement dated August 31, 2005*
14.1	Code of Ethics***
16.1	Letter dated September 10, 2008 from Raich Ende Malter & Co. LLP, to the Securities and Exchange Commission**
23.1	Consent of Meyler & Company, LLC, independent registered public accounting firm**
23.2	Consent of Raich Ende Malter & Co. LLP, independent registered public accounting firm**
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
****Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIFORM SOFTWARE, INC.

By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno
Title:	Chief Executive Officer and Chief Financial Officer
Date:	January 20, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno
Title:	Chief Executive Officer and Chief Financial Officer
Date:	January 20, 2012

Financial Statements

Meyler&Company LLC	One Arin Park	Phone: 732-671-2244
Certified Public Accountants	1715 Highway 35
& Management Consultants	Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

  Mobiform Software, Inc.

Crystal River, Florida

We have audited the accompanying balance sheets of Mobiform Software, Inc. as of October 31, 2011 and 2010, and the related statements of operations, stockholders’ deficiency and cash flows for each of the years in the two-year period ended October 31, 2011.  Mobiform Software, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobiform Software, Inc. as of October 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, since inception the Company has incurred losses, has an accumulated deficit of $7,326,105 at October 31, 2011, has experienced negative cash flows from operations, and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

January 20, 2012

Middletown, NJ

MOBIFORM SOFTWARE, INC.

BALANCE SHEETS

	October 31,
	2011	2010

Assets
Current Assets
Cash and Cash Equivalents	$13,958	$67,980
Accounts Receivable - Net	59,674	73,290
Accrued Revenue	174,350	4,250
Prepaid Expenses and Other Current Assets	1,835	3,843
Total Current Assets	249,817	149,363

Property and Equipment - Net	15,542	29,405

Other Assets
Security Deposits	3,650	3,650

Total Assets	$269,009	$182,418

Liabilities and Stockholders’ Deficiency
Current Liabilities
Convertible Notes Payable	$50,000	$50,000
Notes Payable - Related Party	210,000	100,000
Accounts Payable and Accrued Liabilities	145,728	130,067
Deferred Revenue	86,199	168,404
Total Current Liabilities	491,927	448,471

Commitments and Contingencies	--	--

Stockholders’ Deficiency
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672 at
October 31, 2011 and 2010	2,459	2,459
Additional Paid in Capital	7,100,728	7,099,269
Accumulated Deficit	(7,326,105)	(7,367,781)
Total Stockholders’ Deficiency	(222,918)	(266,053)

Total Liabilities and Stockholders’ Deficiency	$269,009	$182,418

See accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31,
	2011	2010

Revenue	$980,909	$824,508

Operating Expenses
Payroll Expenses	631,552	594,267
Consulting Fees - Share Based	1,459	73,200
Professional Fees	114,561	137,719
Advertising	32,286	34,436
Depreciation and Amortization	13,863	13,922
Consulting Fees	40,130	51,456
Office	14,405	13,244
Rent	38,949	38,989
Telephone and Communication	7,415	12,279
Other	30,093	35,466
Total Operating Expenses	924,713	1,004,978

Operating Income (Loss)	56,196	(180,470)

Other Income (Expenses)
Interest Expense	(4,000)	(4,000)
Interest Expense-Related Party	(10,520)	(8,000)
Total Other Income (Expenses)	(14,520)	(12,000)

Income (Loss) Before Income Taxes	41,676	(192,470)

Provision for Income Taxes	--	--

Net Income (Loss)	$41,676	$(192,470)

Net Income (Loss) Per Common Share - Basic and Diluted	$--	$(0.01)

Weighted-Average Common Shares Outstanding - Basic and Diluted	24,586,672	24,543,057

See accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

			Additional
			Paid-in	Accumulated
	Common Stock		Capital	Deficit	Total
	Shares	Amount

Balance - November 1, 2009	24,410,656	$ 2,441	$ 7,036,413	$ (7,175,311)	$ (136,457)

Issuance of common stock for services per consulting contracts	150,000	15	58,485	--	58,500

Issuance of common stock from previous private placement offerings	26,016	3	(3)	--	--

Issuance of warrants for consulting services	--	--	4,374	--	4,374

Net loss for the year ended October 31, 2010	--	--	--	(192,470)	(192,470)

Balance - October 31, 2010	24,586,672	2,459	7,099,269	(7,367,781)	(266,053)

Share based compensation for warrants issued for consulting services	--	--	1,459	--	1,459

Net income for the year ended October 31, 2011	--	--	--	41,676	41,676

Balance - October 31, 2011	24,586,672	$ 2,459	$ 7,100,728	$ (7,326,105)	$ (222,918)

See accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2011	2010
Operating Activities
Net Income (Loss)	$41,676	$(192,470)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used For) Operating Activities:
Depreciation and Amortization	13,863	13,922
Consulting Fees - Share Based	1,459	73,200
Deferred Revenue	(82,205)	162,571

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	13,616	(63,370)
Accrued Revenue	(170,100)	(4,250)
Prepaid Expenses and Other Current Assets	2,008	4,381
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	15,661	19,589
Net Cash Provided by (Used for) Operating Activities	(164,022)	13,573

Investing Activities
Acquisition of Equipment	--	(10,559)
Net Cash Used for Investing Activities	--	(10,559)

Financing Activities
Proceeds from notes payable - related party	110,000	50,000
Net Cash Provided by Financing Activities	110,000	50,000

Change in Cash and Cash Equivalents	(54,022)	53,014

Cash and Cash Equivalents - Beginning of Year	67,980	14,966

Cash and Cash Equivalents - End of Year	$13,958	$67,980

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$--	$--
Income Taxes	$--	$--

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common Stock Issued for Prepaid Consulting Expense	$--	$58,500

See accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

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

(2)  Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities.  Since our inception, we have incurred losses, have an accumulated deficit of $7,326,105 at October 31, 2011, and have experienced negative cash flows from operations.  The expansion and development of our business will likely require additional capital.  This condition raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

(3)  Summary of Significant Accounting Policies - continued

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

Fair Value of Financial Instruments - FASB ASC Topic 825 “Financial Instruments”  requires the disclosure of fair values for all financial instruments, both on-and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets and liabilities as of October 31, 2011 and 2010.  We generally do not require collateral related to our financial instruments.

Concentration of Credit Risk - Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and accounts receivable.

We maintain our cash and cash equivalents in accounts with a major financial institution in the United States in the form of demand deposits.  Deposits in these banks may exceed the amounts of insurance provided on such deposits.  No such amounts were at risk as of October 31, 2011 and 2010.

Concentrations of credit risk with respect to trade accounts receivable are limited.  We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts.  As of October 31, 2011 and 2010, based on this assessment, management has not established an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure is limited.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

(3)  Summary of Significant Accounting Policies - continued

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

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation.  Depreciation and amortization is recorded on the straight-line method over three to seven years, which approximates the estimated useful lives of the assets.  Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized.  Upon sale or retirement, the cost and related accumulated depreciation and amortization are eliminated from the respective accounts and any resulting gain or loss is reported in the statement of operations.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

(3)  Summary of Significant Accounting Policies - continued

Income Taxes - We account for income taxes under the provisions of FASB ASC Topic 740 “Income Taxes” (“Topic 740”) which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At October 31, 2011 and 2010, the entire deferred tax asset, which arises primarily from our net operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

We do not believe we have any uncertain tax positions deemed material as of October 31, 2011 and 2010. With few exceptions, we believe we are no longer subject to U.S. federal and state income tax examinations by tax authorities for tax periods prior to fiscal 2008. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of October 31, 2011 and 2010, we had no accrued interest or penalties.  We  currently have no federal or state tax  examinations  in progress nor have we had  any  federal  or  state  tax  examinations  since our inception.

Earnings (Loss) Per Share  -  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.  The assumed exercise of common stock equivalents was not utilized in the years ended October 31, 2011 and 2010 since the effect would be anti-dilutive.  Equity instruments that may dilute earnings per share in the future are listed in Notes 6, 7 and 10.

Research and Development Costs - Research and development costs are expensed as incurred. There were no research and development costs in 2011 and 2010.

Reclassifications - Certain fiscal 2010 balances have been reclassified to conform to fiscal 2011 presentation.

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after October 31, 2011 through the date of the issuance of the accompanying financial statements.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

(4)  New Authoritative Accounting Guidance

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-06 (“ASU 2010-06”), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on gross basis in the reconciliation of Level 3 fair value measurements.  ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  The adoption of the subsequent provisions of ASU 2010-06 is not expected to have a material impact on the Company’s financial statement disclosures.

On May 12, 2011, the FASB issued ASU 2011-04.  The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework.  Thus, there are few differences between the ASU and its international counterpart, IFRS 13.  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-04 to have a material effect on the financial position, results of operations or cash flows of the Company.

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-05 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

(5)  Property and Equipment

Property and equipment consists of the following:

	October 31,		Estimated
	2011	2010	Useful Lives

Computer Equipment	$ 35,951	$ 35,951	5 years
Office Equipment	24,432	24,432	5-7 years
Software	21,566	21,566	3 years
Total	81,949	81,949
Less: Accumulated Depreciation
and Amortization	(66,407)	(52,544)
	$ 15,542	$ 29,405

(6)  Convertible Debt

At October 31, 2011 and 2010, we have $50,000 of promissory convertible notes outstanding.  The notes are convertible into shares of our common stock at $0.50 per share at any time prior to maturity.  Interest on the notes at 8% per annum is payable at such time the notes are converted and/or at such time the notes are due and payable in cash and/or in shares of our common stock at the option of the noteholder.

Interest expense on convertible debt for the years ended October 31, 2011 and 2010 amounted to $4,000 and $4,000, respectively.

(7)  Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At October 31, 2011 there were 24,586,672 common shares issued and outstanding.  An additional 5,933,084, common shares were reserved for issuance as of October 31, 2011 for outstanding purchase warrants and convertible debt and related interest payable.  There are no shares of preferred stock issued and outstanding.

At October 31, 2011, we have 104,000 outstanding warrants to employees.  The fair value of all warrants issued for services is charged to operations over the periods the warrants vest.  Amortization of the fair values charged to operations is determined by the Black-Scholes pricing model.  We had no such charges in the years ended October 31, 2011 and 2010. All the warrants have cashless exercise provisions as defined in the warrants.

In June 2009, we issued 100,000 shares of our common stock to a consultant for services to be performed as defined in the consulting agreement.  The shares were valued at $60,000 which was the cash value, as defined in the agreement, if the shares were not issued. The amount was accounted for as a prepaid asset and was expensed over the life of the agreement which term ended June of 2010. In the year ended October 31, 2010, $39,576 has been expensed.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

(7)  Stockholders’ Equity - continued

In January 2010, we issued 150,000 shares of our common stock for a share liability of $58,500 incurred for consulting services for the six month period August 1, 2009 through January 31, 2010.  In the year ended October 31, 2010, $29,250 expense related to this agreement was charged to operations as share-based consulting.

Effective February 1, 2010, we issued 26,016 shares of our common stock to two non-related individuals for shares owed them from previous private placement offerings.

We entered into a consulting agreement on February 5, 2010 for financial consulting services (see Note 10).  As part of the compensation for services, the consultant was granted a five-year warrant to purchase 300,000 shares of our common stock at the market price per share on the date of issuance, which was $0.09.  The warrant vests 25% on the date of issuance and every three months thereafter and has cashless exercise provisions as defined in the warrant.  The fair value of the warrant, $5,833, was calculated using the Black-Scholes pricing model with the following assumptions: 0% dividend yield; 0.4% risk free interest rate; 23.81% volatility; 5 year expected life.  Share-based expense based on the fair value of the warrant is being charged to operations over the vesting period.  The expense recorded in the years ended October 31, 2011 and 2010 was $1,459 and $4,374, respectively.

The following table summarizes the warrants and options.

	For the Year Ended		For the Year Ended
	October 31, 2011		October 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	11,463,750	$ 0.69	11,663,750	$ 0.68
Granted/Sold	--	--	300,000	$ 0.09
Expired/Cancelled	(5,670,000)	$ 0.20	(500,000)	$ 0.20
Forfeited	--	--	--	--
Exercised	--	--	--	--
Outstanding at end of period	5,793,750	$ 1.17	11,463,750	$ 0.69

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

(7)  Stockholders’ Equity - continued

The following table summarizes information about stock warrants and options outstanding as of October 31, 2011:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	3.25	$0.09	300,000	$0.09
$0.75	2,022,750	0.38	$0.75	2,022,750	$0.75
$1.50	3,471,000	0.17	$1.50	3,471,000	$1.50

The following table summarizes information about stock warrants and options outstanding as of October 31, 2010:

	Warrants and Options
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	4.25	$0.09	225,000	$0.09
$0.20	5,130,000	0.56	$0.20	5,130,000	$0.20
$0.25	540,000	0.83	$0.25	540,000	$0.25
$0.75	2,022,750	1.60	$0.75	2,022,750	$0.75
$1.50	3,471,000	1.17	$1.50	3,471,000	$1.50

At October 31, 2011 and 2010, the weighted-average exercise price of all warrants and options was $ $1.17 and $0.69, respectively, and the weighted-average remaining contractual life was 0.40 and 1.04 years, respectively.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

(8)  Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Years Ended
	October 31,
	2011	2010

United States Statutory Corporate
Income Tax Rate	34.0%	(34.0)%
Permanent Differences	--%	--%
Change in Valuation Allowance on
Deferred Tax Assets	(34.0)%	34.0%

Income Tax Provision (Benefit)	--%	--%

The components of deferred tax assets (liabilities) at October 31, 2011 and 2010 are as follows:

	2011	2010

Deferred Tax Assets - Current
Accrued Vacation Pay	$ 7,599	$ 6,689
Valuation Allowance	(7,599)	(6,689)
	--	--
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	$ 1,262,414	$ 1,278,058
Property and Equipment	(3,694)	(3,762)
Equity Instruments	574,440	573,944
Valuation Allowance	(1,833,160)	(1,848,240)

Net Deferred Tax Asset	$ --	$ --

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance (decreased) increased by approximately ($14,000) and $59,000 in the years ended October 31, 2011 and 2010, respectively.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

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

On August 16, 2011, we executed a promissory note in the amount of $10,000 payable to our CEO.  The note, which is due on demand, accrues interest at 8% per annum.  The proceeds were used for working capital purposes.

On September 28, 2011, we executed a promissory note in the amount of $7,000 payable to our CEO.  The note, which is due on demand, accrues interest at 8% per annum.  The proceeds were used for working capital purposes.

Interest expense in the amount of $10,520 and $8,000 has been accrued for these notes in the years ended October 31, 2011 and 2010, respectively.

(10)  Commitments and Contingencies

Employment Agreements

We currently employ our Chief Executive Officer (“CEO”) at an annual salary of $150,000.  Since April 1, 2009, the CEO’s compensation has continued at the same annual salary as per the terms of his two year contract extension dated April 1, 2007 and will remain in effect until a new agreement is executed.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

(10)  Commitments and Contingencies - continued

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

In August 2009, we entered into an agreement with a consultant to perform the services of our Vice President (“VP”). The agreement provided for, among other provisions, a monthly fee of $2,000 and the issuance of 200,000 restricted shares of our common stock. The shares, which have been issued and are valued at $78,000, are defined as a non-refundable retainer per the contract and have been fully expensed as share based consulting expense in the year ended October 31, 2009.   Effective January 2010, the Company and VP mutually agreed to terminate the agreement.

On February 5, 2010, we entered into an agreement for financial consulting services, which could be terminated by either party upon one month’s notice.  The agreement provides compensation of $5,000 per month, accrued until the company has a liquidity event, as described in the agreement.  In addition, the consultant was granted a five-year warrant to purchase 300,000 shares of our common stock at $0.09 per share (see Note 7). Effective July 31, 2010, the Company and the consultant agreed to terminate the Company’s obligation to accrue and pay the consulting fee of $5,000 per month. There is an amount of $30,000 accrued under the agreement through its termination date.  All other terms of the agreement will continue.

Leases

We presently lease office space in Crystal River, FL, on a month to month basis.  The terms are a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement.  Rental expense, including utilities, for the years ended October 31, 2011 and 2010 amounted to approximately $39,000.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

(10)  Commitments and Contingencies - continued

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

Significant Customers

In fiscal 2011, three customers generated 47%, 22% and 18% of our revenues.  Two such customers accounted for 47% and 11% of our accounts receivable at October 31, 2011.

In fiscal 2010, two customers generated 52% and 32% of our revenues.  One such customer accounted for 97% of our accounts receivable at October 31, 2010.

(11)  Subsequent Event

On December 12, 2011, we entered in a non-exclusive licensing agreement with Southern Co. for the sale of Status Designers and Status Servers as well as custom development for a total of $77,400.