Form 10-Q
period 2012-01-31
Mobiform Software Inc
filed 2012-03-06
CIK 1341878

_____________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________________________________________________

FORM 10-Q

_____________________________________________________________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2012

or

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s common equity outstanding as of March 2, 2012 was 24,586,672 shares of common stock, par value $.0001.

MOBIFORM SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MOBIFORM SOFTWARE, INC.

BALANCE SHEETS

	January 31,	October 31,
	2012	2011
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$182,395	$13,958
Accounts Receivable - Net	113,783	59,674
Accrued Revenue	--	174,350
Prepaid Expenses and Other Current Assets	1,038	1,835
Total Current Assets	297,216	249,817

Property and Equipment - Net	12,266	15,542

Other Assets
Security Deposits	3,650	3,650

Total Assets	$313,132	$269,009

Liabilities and Stockholders’ Deficiency
Current Liabilities
Convertible Notes Payable	$50,000	$50,000
Notes Payable - Related Party	174,173	210,000
Accounts Payable and Accrued Liabilities	162,692	145,728
Deferred Revenue	87,556	86,199
Total Current Liabilities	474,421	491,927

Commitments and Contingencies	--	--

Stockholders’ Deficiency
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672
at January 31, 2012 and October 31, 2011	2,459	2,459
Additional Paid in Capital	7,100,728	7,100,728
Accumulated Deficit	(7,264,476)	(7,326,105)
Total Stockholders’ Deficiency	(161,289)	(222,918)

Total Liabilities and Stockholders’ Deficiency	$313,132	$269,009

See the accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

STATEMENTS OF OPERATIONS [UNAUDITED]

	For the Three Months Ended
	January 31,
	2012	2011

Revenue	$281,621	$410,532

Operating Expenses
Payroll Expenses	166,418	156,064
Professional Fees	15,590	13,728
Advertising	3,271	4,054
Depreciation and Amortization	3,276	3,484
Consulting Fees	650	22,413
Office	2,349	4,469
Rent	9,201	9,389
Telephone and Communication	1,059	2,945
Consulting Fees - Share Based	--	1,459
Other	12,935	12,923
Total Operating Expenses	214,749	230,928

Operating Income	66,872	179,604

Other Income (Expenses)
Interest Expense	(1,008)	(1,008)
Interest Expense - Related Party	(4,235)	(2,017)
Total Other Income (Expenses)	(5,243)	(3,025)

Income Before Income Taxes	61,629	176,579

Provision for Income Taxes	--	--

Net Income	$61,629	$176,579

Net Income Per Common Share - Basic and Diluted	$--	$0.01

Weighted-Average Common Shares Outstanding - Basic and Diluted	24,586,672	24,586,672

See the accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Three Months Ended
	January 31,
	2012	2011

Operating Activities
Net Income	$61,629	$176,579
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	3,276	3,484
Deferred Revenue	1,357	(38,500)
Consulting Fees - Share Based	--	1,459

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(54,109)	(1,725)
Accrued Revenue	174,350	--
Prepaid Expenses and Other Current Assets	797	(11,821)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	16,964	10,460
Net Cash Provided by Operating Activities	204,264	139,936

Financing Activities
Payment of note payable - related party	(35,827)	--
Net Cash Used for Financing Activities	(35,827)	--

Change in Cash and Cash Equivalents	168,437	139,936

Cash and Cash Equivalents - Beginning of Period	13,958	67,980

Cash and Cash Equivalents - End of Period	$182,395	$207,916

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$9,173	$--
Income Taxes	$--	$--

See the accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2012

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

(2)

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities.  Since our inception, we have incurred losses, have an accumulated deficit of $7,264,476 at January 31, 2012, and have experienced negative cash flows from operations.  The expansion and development of our business will likely require additional capital.  This condition raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We are presently working to raise additional capital to meet our working capital needs and are restructuring operating costs as we continue to market our products in line with our business plan.  We have signed significant licensing agreements and continue to implement our strategic business plan. There are no assurances, however, that we will be successful in our efforts to raise capital or generate sufficient revenues through our marketing efforts or to reduce operating costs to a level where we will attain sustained profitability.

(3)

Summary of Significant Accounting Policies

Unaudited Interim Statements - The accompanying unaudited interim financial statements as of January 31, 2012, and for the three months ended January 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of January 31, 2012 and the results of operations and cash flows for the three months ended January 31, 2012 and 2011.  The results of operations for the three months ended January 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2012

(3)

Summary of Significant Accounting Policies (continued)

Revenue Recognition - Our revenues are recognized in accordance with Financial Accounting Standards Board  (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-605 “Revenue Recognition” for the software industry.  Revenue from the sale of software licenses is recognized when standardized software modules are delivered to and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectibility is probable.  Revenue from software maintenance contracts and Application Service Provider (“ASP”) services are recognized ratably over the lives of the contracts.  Revenue from professional services is recognized when the service is provided.

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

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after January 31, 2012 through the issuance of the accompanying financial statements.

Our other accounting policies are set forth in Note 3 of our audited financial statements included in the Mobiform Software, Inc. 2011 Form10-K.

(4)

New Authoritative Accounting Guidance

On May 12, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04.  The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework.  Thus, there are few differences between the ASU and its international counterpart, IFRS 13.  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-04 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2012

(5)

Property and Equipment

Property and equipment consists of the following:

	January 31,	October 31,	Estimated
	2012	2011	Useful Lives
	[Unaudited]

Computer Equipment	$ 35,951	$ 35,951	5 years
Office Equipment	24,432	24,432	5-7 years
Software	21,566	21,566	3 years
Total	81,949	81,949
Less: Accumulated Depreciation
and Amortization	(69,683)	(66,407)
	$ 12,266	$ 15,542

(6)

Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At January 31, 2012 there were 24,586,672 common shares issued and outstanding.  An additional 2,264,100 common shares were reserved for issuance as of January 31, 2012 for outstanding purchase warrants and convertible debt.  There are no shares of preferred stock issued and outstanding.

As of January 31, 2012, we have 104,000 outstanding warrants to employees.  The fair value of all the warrants issued for services is being charged to operations over the periods the warrants vest.  Amortization of the fair values charged to operations is determined by the Black-Scholes pricing model.  We had no such charges in the three months ended January 31, 2012 and 2011.   All the warrants have cashless exercise provisions as defined in the warrants.

We entered into a consulting agreement on February 5, 2010 for financial consulting services.  As part of the compensation for services, the consultant was granted a five-year warrant to purchase 300,000 shares of our common stock at the market price per share on the date of issuance, which was $0.09.  The warrant vests 25% on the date of issuance and every three months thereafter and has cashless exercise provisions as defined in the warrant.  The fair value of the warrant, $5,833, was calculated using the Black-Scholes pricing model with the following assumptions: 0% dividend yield; 0.4% risk free interest rate; 23.81% volatility; 5 year expected life.  Share-based expense based on the fair value of the warrant is being charged to operations over the vesting period.  The expense recorded in the three months ended January 31, 2012 and 2011 was $0, and $1,459, respectively.

The following table summarizes the warrants and options.

	For the Three Months Ended January 31, 2012 (Unaudited)		For the Year Ended October 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	5,793,750	$ 1.17	11,463,750	$ 0.69
Granted/Sold	--	--	--	--
Expired/Cancelled	(3,671,000)	$ 1.46	(5,670,000)	$ 0.20
Forfeited	--	--	--	--
Exercised	--	--	--	--
Outstanding at end of period	2,122,750	$ 0.66	5,793,750	$ 1.17

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2012

(6)

Stockholders’ Equity (continued)

The following table summarizes information about stock warrants outstanding as of January 31, 2012 [Unaudited]:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	3.00	$0.09	300,000	$0.09
$0.75	1,822,750	0.14	$0.75	1,822,750	$0.75

The following table summarizes information about stock warrants outstanding as of October 31, 2011:

	Warrants
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	3.25	$0.09	300,000	$0.09
$0.75	2,022,750	0.38	$0.75	2,022,750	$0.75
$1.50	3,471,000	0.17	$1.50	3,471,000	$1.50

At January 31, 2012 and October 31, 2011, the weighted-average exercise price of all warrants was $0.66 and $1.17, respectively, and the weighted-average remaining contractual life was 0.55 and 0.40 years, respectively.

(7)

Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended
	January 31,
	2012	2011
	[Unaudited]	[Unaudited]

United States Statutory Corporate
Income Tax Rate	34.0%	34.0%
Change in Valuation Allowance on
Deferred Tax Assets	(34.0)%	(34.0)%

Income Tax Provision	--%	--%

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2012

(7)

Income Taxes (continued)

The components of deferred tax assets (liabilities) at January 31, 2012 and October 31, 2011 are as follows:

	January 31,	October 31,
	2012	2011
	[Unaudited]

Deferred Tax Assets - Current
Accrued Vacation Pay	$ 7,353	$ 7,599
Valuation Allowance	(7,353)	(7,599)
	--	--
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	1,165,466	1,262,414
Property and Equipment	(2,538)	(3,694)
Equity Instruments	153,993	574,440
Valuation Allowance	(1,316,921)	(1,833,160)

Net Deferred Tax Asset	$ --	$ --

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance decreased by approximately $(516,000) and $(14,000) in the three months ended January 31, 2012 and the year ended October 31, 2011, respectively.

(8)

Related Party Transactions

On January 25, 2012, we paid $45,000 to our Chief Executive Officer (“CEO”) for partial payment of promissory notes and accrued interest owed him.  The payment included principal in the amount of $35,827 and accrued interest of $9,173. As of January 31, 2012 and October 31, 2011, the promissory note balance due our CEO is $174,173 and $210,000, respectively, and the related accrued interest is $13,746 and $18,684, respectively.

Interest expense in the amount of $4,235 and $2,017 has been accrued for these notes in the three months ended January 31, 2012 and 2011, respectively.

(9)

Commitments and Contingencies

Leases

We presently lease office space in Crystal River, Florida, on a month to month basis. The terms are a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement. Rental expense, including allocated utilities, for the three months ended January 31, 2012 and 2011 amounted to approximately $9,000.

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

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2012

(10)

Subsequent Event

On February 15, 2012, we entered into a non-exclusive licensing agreement with Schneider Electric Industries SAS. The agreement, upon acceptance, provides for the payment of up to $2,400,000 in royalties and support fees over its seven year term.

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

Product Description

With the Technology Toolbox in place, we can quickly assemble data visualization software products for monitoring real time data. Our target market is monitoring and control for heavy industry since this is an area in which our team already has expertise.

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

The Status Designer is built using Aurora, a powerful graphics design package developed by Mobiform. Aurora is used as the foundation for numerous software products of major Fortune 500 companies.

Status has built-in connectivity to real-time OPC (Open Process Control) data and can very easily be extended to bind to other types of data. OPC data is primarily used in the manufacturing and process control industries. The market appeal for Status is its ability to connect to a variety of OPC servers and display real-time data from hundreds of data sources.

We have attracted a number of resellers and system integrators that are now promoting and using ‘Status’ in commercial settings. During the year ended October 31, 2011 we have materially increased our international reseller network.  We believe that this will result in greater sales and distribution of our software through retail outlets and to original equipment manufacturers (“OEM”s). We are also targeting potential customers to offer customized applications to meet their industry requirements.   Status is now being used to monitor the 4th largest subway system in the world in Seoul, South Korea. It is monitoring HVAC performance in pharmaceutical manufacturing facilities in China, and is used in various monitoring applications in numerous verticals in the United States.

Consulting

In addition to sales of pre-designed software products, we generate revenue by consulting with organizations which utilize our expertise in customized solutions and embedding our software into theirs. We also offer training and graphic design services. Mobiform's graphic designers provide screen design expertise. We have also been tasked to create customized .NET and Silverlight controls for use in the Status Designer, and produce 3D models of equipment and machinery for use in mimics.

We assist consulting clients with their applications.  From initial consulting services and custom development, to embedding our Aurora software into their solution, we have the expertise and personnel to assist.

Status was designed from the ground up to be extensible. Numerous companies have written custom data sources or asked Mobiform to create custom data sources to provide their real time data into Status.

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

Revenue Recognition - Our revenues are recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-605 “Revenue Recognition” for the software industry.  Revenue from the sale of software licenses is recognized when standardized software modules are delivered to and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectability is probable.  Revenue from software maintenance contracts and Application Service Provider (“ASP”) services are recognized ratably over the lives of the contracts.  Revenue from professional services is recognized when the service is provided.

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

	For the three months ended January 31,
	2012		2011
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$ 281,621	100%	$ 410,532	100%

Operating expenses:
Compensation costs	$ 166,418	59%	$ 156,064	38%
Consulting fees	$ 650	0%	$ 23,872	6%
Advertising	$ 3,271	1%	$ 4,054	1%
Professional fees	$ 15,590	6%	$ 13,728	3%

Interest and debt costs	$ 5,243	2%	$ 3,025	1%

Net Income	$ 61,629	22%	$ 176,579	43%

Net income per share - basic and
diluted	$ --		$ 0.01

Comparison of the Three Months Ended January 31, 2012 and 2011

Revenues

Our revenues for the three months ended January 31, 2012 amounted to $281,621 compared to the comparative 2011 period of $410,532. Revenues for the period decreased by $128,911 (31%). The decrease is primarily related to decreases in license and support fees of $156,000 offset by an increase in developmental services revenue of $28,000. Developmental service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies that may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses.  Payroll expenses amounted to $166,418 in the three months ended January 31, 2012 compared to $156,064 in the three months ended January 31, 2011. Payroll expenses increased $10,354 (7%) as we continue to manage our payroll costs as we implement our strategic plan.

Advertising costs of $3,271 in the three months ended January 31, 2012 are comparative with $4,054 in the three months ended January 31, 2011.

Professional fees of $15,590 in the three months ended January 31, 2012 are comparative with $13,728 in the three months ended January 31, 2011. Consulting fees decreased from $23,872 in the three months ended January 31, 2011 to $650 in the three months ended January 31, 2012 as certain consulting agreements entered into in fiscal 2011 were not renewed.

Interest and Debt Costs

Interest expense increased from $3,025 in the three months ended January 31, 2011 to $5,243 in the three months ended January 31, 2012. Interest expense is incurred on the promissory notes totaling $174,173 with our CEO and $50,000 in outstanding convertible debentures.

Net Income

Net income in the three months ended January 31, 2012 totaled $61,629 (22% of revenues) compared to $176,579 in the three months ended January 31, 2011 (43% of revenues), a decrease of $114,950 (65%). The decrease directly relates to our decreased revenue, as discussed above.

Liquidity and Capital Resources

We fund our operations through sales of our products and services and debt and equity financings.

At January 31, 2012 we had cash and cash equivalents of $182,000 compared to $14,000 at October 31, 2011. The increase of $168,000 is primarily attributable to the cash received from payments on our licensing agreements.

Cash Flows

Net cash provided by operating activities amounted to $204,000 and $140,000 in the three months ended January 31, 2012 and 2011, respectively. Net cash from operations increased as a result of the additional cash generated in the first quarter of fiscal 2012 from our licensing agreements and service revenues while we managed to maintain operating costs for compensation, advertising and professional fees as discussed above.

In the first quarter of fiscal 2012, cash was used for financing activities for a loan repayment to our CEO in the amount of $35,827. There were no cash financing activities in the first quarter of fiscal 2011.

We do not believe that our cash on hand at January 31, 2012 will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. We are also looking to raise additional capital through debt and/or equity financings. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future. There is also no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us.

Contractual Obligations

N/A

Off-Balance Sheet Arrangements

As of January 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

N/A

Recent Accounting Pronouncements

On May 12, 2011, the FASB issued Accounting Standards Update (“ASU”)  2011-04.  The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework.  Thus, there are few differences between the ASU and its international counterpart, IFRS 13.  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect the provisions of ASU 2011-04 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2012.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of January 31, 2012.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of January 31, 2012.  Management’s assessment identified the following material weaknesses:

•

As of January 31, 2012, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission.

•

As of January 31, 2012, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of January 31, 2012, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of January 31, 2012, there were no independent directors and no independent audit committee.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once cash flows from operations improve to a level where we are able to hire additional personnel in financial reporting.

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

MOBIFORM SOFTWARE, INC.

Dated: March 6, 2012	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer