Form 10-Q
period 2012-04-30
Mobiform Software Inc
filed 2012-06-08
CIK 1341878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2012

or

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

The number of shares of the issuer’s common equity outstanding as of June 4, 2012 was 24,586,672 shares of common stock, par value $.0001.

MOBIFORM SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MOBIFORM SOFTWARE, INC.

BALANCE SHEETS

	April 30,	October 31,
	2012	2011
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$248,504	$13,958
Accounts Receivable - Net	98,829	59,674
Accrued Revenue	--	174,350
Prepaid Expenses and Other Current Assets	778	1,835
Total Current Assets	348,111	249,817

Property and Equipment - Net	13,368	15,542

Other Assets
Security Deposits	3,650	3,650

Total Assets	$365,129	$269,009

Liabilities and Stockholders’ Deficiency
Current Liabilities
Convertible Notes Payable	$50,000	$50,000
Notes Payable - Related Party	164,173	210,000
Accounts Payable and Accrued Liabilities	118,340	145,728
Deferred Revenue	208,590	86,199
Total Current Liabilities	541,103	491,927

Commitments and Contingencies	--	--

Stockholders’ Deficiency
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672
at April 30, 2012 and October 31, 2011	2,459	2,459
Additional Paid in Capital	7,100,728	7,100,728
Accumulated Deficit	(7,279,161)	(7,326,105)
Total Stockholders’ Deficiency	(175,974)	(222,918)

Total Liabilities and Stockholders’ Deficiency	$365,129	$269,009

See the accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

STATEMENTS OF OPERATIONS [UNAUDITED]

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011

Revenue	$197,508	$101,389	$479,129	$511,921

Operating Expenses
Payroll Expenses	164,215	177,131	330,633	333,195
Consulting Fees - Share Based	--	--	--	1,459
Professional Fees	11,308	35,934	26,898	49,662
Advertising	5,348	25,607	8,619	29,661
Depreciation and Amortization	3,319	3,485	6,595	6,969
Consulting Fees	1,070	1,765	1,720	24,178
Office	1,082	7,429	3,431	11,898
Rent	9,085	10,054	18,286	19,443
Telephone and Communication	2,724	2,579	3,783	5,524
Other	9,723	7,553	22,658	20,476
Total Operating Expenses	207,874	271,537	422,623	502,465

Operating Income (Loss)	(10,366)	(170,148)	56,506	9,456

Other Expenses
Interest Expense	(1,008)	(1,008)	(2,017)	(2,017)
Interest Expense - Related Party	(3,311)	(2,016)	(7,545)	(4,032)
Total Other Expenses	(4,319)	(3,024)	(9,562)	(6,049)

Income (Loss) Before Income Taxes	(14,685)	(173,172)	46,944	3,407

Provision for Income Taxes	--	--	--	--

Net Income (Loss)	$(14,685)	$(173,172)	$46,944	$3,407

Net Income (Loss) Per Common Share - Basic and Diluted	$--	$(0.01)	$--	$--

Weighted-Average Common Shares Outstanding - Basic and Diluted	24,586,672	24,586,672	24,586,672	24,586,672

See the accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Six Months Ended
	April 30,
	2012	2011

Operating Activities
Net Income	$46,944	$3,407
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used for) Operating Activities:
Depreciation and Amortization	6,595	6,969
Consulting Fees - Share Based	--	1,459
Deferred Revenue	122,391	(55,703)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(39,155)	(1,453)
Accrued Revenue	174,350	--
Prepaid Expenses and Other Current Assets	1,057	4,887
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(27,388)	(18,558)
Net Cash Provided by (Used for) Operating Activities	284,794	(58,992)

Investing Activities
Acquisition of Property & Equipment	(4,421)	--
Net Cash Used for Investing Activities	(4,421)	--

Financing Activities
Payment of note payable - related party	(45,827)	--
Net Cash Used for Financing Activities	(45,827)	--

Change in Cash and Cash Equivalents	234,546	(58,992)

Cash and Cash Equivalents - Beginning of Period	13,958	67,980

Cash and Cash Equivalents - End of Period	$248,504	$8,988

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$9,173	$--
Income Taxes	$--	$--

See the accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2012

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

(2)  Alleviation of Going Concern

We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities since our inception. The expansion and development of our business has been funded primarily through a combination of private equity and debt and notes from our Chief Executive Officer. As of April 30, 2012, we have approximately $249,000 in cash and cash equivalents. We have signed significant licensing and services agreements with Fortune 500 companies and others and for the six month period ended April 30, 2012 we have generated $285,000 in cash from operations. We believe that, as a result of this, we currently have sufficient cash and revenue commitments to finance our operations over the next twelve month period. There is no assurance that the income generated from these and future agreements will meet our working capital requirements subsequent to the next twelve months, and if not, we will likely require additional capital. We continue to market our products and services in accordance with our strategic business plan.  We are also looking to raise additional capital to meet our future working capital needs. There are no assurances, however, that we will be successful in our efforts to raise capital or generate sufficient revenues through our marketing efforts.

(3)  Summary of Significant Accounting Policies

Unaudited Interim Statements - The accompanying unaudited interim financial statements as of April 30, 2012, and for the three and six months ended April 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 2012, the results of operations for the three and six months ended April 30, 2012 and 2011 and the cash flows for the six months ended April 30, 2012 and 2011.  The results of operations for the six months ended April 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2012

(3)  Summary of Significant Accounting Policies (continued)

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

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after April 30, 2012 through the issuance of the accompanying financial statements.

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

(5)  Property and Equipment

Property and equipment consists of the following:

	April 30,	October 31,	Estimated
	2012	2011	Useful Lives
	[Unaudited]

Computer Equipment	$40,372	$35,951	5 years
Office Equipment	24,432	24,432	5-7 years
Software	21,566	21,566	3 years
Total	86,370	81,949
Less: Accumulated Depreciation
and Amortization	(73,002)	(66,407)
	$13,368	$15,542

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2012

(6)  Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At April 30, 2012 there were 24,586,672 common shares issued and outstanding.  An additional 547,366 common shares were reserved for issuance as of April 30, 2012 for outstanding purchase warrants and convertible debt.  There are no shares of preferred stock issued and outstanding.

As of April 30, 2012, we have 104,000 outstanding warrants to employees.  The fair value of all the warrants issued for services is being charged to operations over the periods the warrants vest.  Amortization of the fair values charged to operations is determined by the Black-Scholes pricing model.  We had no such charges in the six months ended April 30, 2012 and 2011. All the warrants have cashless exercise provisions as defined in the warrants.

We entered into a consulting agreement on February 5, 2010 for financial consulting services.  As part of the compensation for services, the consultant was granted a five-year warrant to purchase 300,000 shares of our common stock at the market price per share on the date of issuance, which was $0.09.  The warrant vests 25% on the date of issuance and every three months thereafter and has cashless exercise provisions as defined in the warrant.  The fair value of the warrant, $5,833, was calculated using the Black-Scholes pricing model with the following assumptions: 0% dividend yield; 0.4% risk free interest rate; 23.81% volatility; 5 year expected life.  Share-based expense based on the fair value of the warrant is being charged to operations over the vesting period.  The expense recorded in the six months ended April 30, 2012 and 2011 was $0 and $1,459, respectively.

The following table summarizes the warrants and options.

	For the Six Months Ended		For the Year Ended
	April 30, 2012 (Unaudited)		October 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	5,793,750	$ 1.17	11,463,750	$ 0.69
Granted/Sold	--	--	--	--
Expired/Cancelled	(5,389,750)	$ 1.23	(5,670,000)	$ 0.20
Forfeited	--	--	--	--
Exercised	--	--	--	--
Outstanding at end of period	404,000	$ 0.26	5,793,750	$ 1.17

The following table summarizes information about stock warrants outstanding as of April 30, 2012 [Unaudited]:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	2.75	$0.09	300,000	$0.09
$0.75	104,000	0.08	$0.75	104,000	$0.75

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2012

(6)  Stockholders’ Equity (continued)

The following table summarizes information about stock warrants outstanding as of October 31, 2011:

	Warrants
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	3.25	$0.09	300,000	$0.09
$0.75	2,022,750	0.38	$0.75	2,022,750	$0.75
$1.50	3,471,000	0.17	$1.50	3,471,000	$1.50

At April 30, 2012 and October 31, 2011, the weighted-average exercise price of all warrants was $0.26 and $1.17, respectively, and the weighted-average remaining contractual life was 2.06 and 0.40 years, respectively.

(7)  Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Six Months Ended
	April 30,
	2012	2011
	[Unaudited]	[Unaudited]

United States Statutory Corporate
Income Tax Rate	34.0%	34.0%
Change in Valuation Allowance on
Deferred Tax Assets	(34.0)%	(34.0)%

Income Tax Provision	--%	--%

The components of deferred tax assets (liabilities) at April 30, 2012 and October 31, 2011 are as follows:

	April 30,	October 31,
	2012	2011
	[Unaudited]

Deferred Tax Assets - Current
Accrued Vacation Pay	$8,734	$7,599
Valuation Allowance	(8,734)	(7,599)
	--	--
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	1,168,975	1,262,414
Property and Equipment	(1,697)	(3,694)
Equity Instruments	37,330	574,440
Valuation Allowance	(1,204,608)	(1,833,160)

Net Deferred Tax Asset	$--	$--

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2012

(7)  Income Taxes (continued)

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance decreased by approximately $(627,000) and $(14,000) in the six months ended April 30, 2012 and the year ended October 31, 2011, respectively.

(8)  Related Party Transactions

On January 25, 2012, we paid $45,000 to our Chief Executive Officer (“CEO”) for partial payment of promissory notes and accrued interest owed him.  The payment included principal in the amount of $35,827 and accrued interest of $9,173.

On February 6, 2012, we paid $10,000 to our Chief Executive Officer (“CEO”) for partial payment of promissory notes owed him.  The payment included principal in the amount of $10,000.

As of April 30, 2012 and October 31, 2011, the promissory note balance due our CEO is $164,173 and $210,000, respectively, and the related accrued interest is $17,057 and $18,684, respectively.

Interest expense in the amount of $7,545 and $4,032 has been accrued for these notes in the six months ended April 30, 2012 and 2011, respectively.

(9)  Commitments and Contingencies

Leases

We presently lease office space in Crystal River, Florida, on a month to month basis. The terms are a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement. Rental expense, including allocated utilities, for the six months ended April 30, 2012 and 2011 amounted to approximately $18,000 and $19,000, respectively.

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

Comparison of the Three Months Ended April 30, 2012 and 2011

	For the three months ended April 30,
	2012		2011
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$197,508	100%	$101,389	100%

Operating expenses:
Compensation costs	$164,215	83%	$177,131	175%
Consulting fees	$1,070	1%	$1,765	2%
Advertising	$5,348	3%	$25,607	25%
Professional fees	$11,308	6%	$35,934	35%

Interest and debt costs	$4,319	2%	$3,024	3%

Net Loss	$(14,685)	(7)%	$(173,172)	(171)%

Net loss per share - basic and
diluted	$--		$(0.01)

Revenues

Our revenues for the three months ended April 30, 2012 amounted to $197,508 compared to the comparative 2011 period of $101,389.  Revenues for the period increased by $96,119 (95%). The increase was a result of revenue increases in license and royalty fees ($29,000), maintenance and support fees ($22,000) and developmental services revenues ($45,000).  Developmental services revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies that may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses.  Payroll expenses amounted to $164,215 in the three months ended April 30, 2012 compared to $177,131 in the three months ended April 30, 2011. Payroll expenses decreased $12,916 (7%) as we continue to manage our payroll costs as we implement our strategic plan.

Advertising costs decreased to $5,348 in the three months ended April 30, 2012 from $25,607 in the three months ended April 30, 2011, a decrease of $20,259, or approximately 79%, primarily from decreases in trade show expense.

Professional fees decreased to $11,308 in the three months ended April 30, 2012 from $35,934 in the three months ended April 30, 2011, a decrease of $24,626 (69%), as we internally assumed some of the functions related to our required filings as a public company.  Consulting fees of $1,070 in the three months ended April 30, 2012 are comparative with $1,765 in the three months ended April 30, 2011.

Interest and Debt Costs

Interest expense increased from $3,024 in the three months ended April 30, 2011 to $4,319 in the three months ended April 30, 2012. Interest expense is incurred on the promissory notes totaling $164,173 with our CEO and $50,000 in outstanding convertible debentures.

Net Loss

Net loss in the three months ended April 30, 2012 totaled $14,685 (7% of revenues) compared to $173,172 (171% of revenues) in the three months ended April 30, 2011 a decrease of $158,487 (92%), as discussed in the above components.

Comparison of the Six Months Ended April 30, 2012 and 2011

	For the six months ended April 30,
	2012		2011
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$479,129	100%	$511,921	100%

Operating expenses:
Compensation costs	$330,633	69%	$333,195	65%
Consulting fees	$1,720	0%	$25,637	5%
Advertising	$8,619	2%	$29,661	6%
Professional fees	$26,898	6%	$49,662	10%

Interest and debt costs	$9,562	2%	$6,049	1%

Net income	$46,944	10%	$3,407	1%

Net income per share - basic and
diluted	$--		$--

Revenues

Our revenues for the six months ended April 30, 2012 amounted to $479,129 compared to the comparative 2011 period of $511,921. Revenues for the period decreased by $32,792 (6%) primarily resulting from declines in license and royalty fees ($148,000), offset by increases in maintenance and support fees ($42,000) and consulting and developmental services revenue ($73,000).  Developmental services revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses. Payroll expenses amounted to $330,633 in the six months ended April 30, 2012 compared to $333,195 in the six months ended April 30, 2011. Payroll expenses are comparable as we continued to implement our strategic plan while we tried to maintain our payroll costs.

Advertising costs have decreased from $29,661 in the six months ended April 30, 2011 to $8,619 in the six months ended April 30, 2012, a decrease of $21,042 (71%) primarily from decreases in trade show expenses.

Professional fees decreased to $26,898 in the six months ended April 30, 2012 from $49,662 in the six months ended April 30, 2011, a decrease of $22,764 (46%), as we internally assumed some of the functions related to our required filings as a public company.

Consulting fees decreased from $25,637 in the six months ended April 30, 2011 to $1,720 in the six months ended April 30, 2012 as certain consulting agreements entered into in fiscal 2011 were not renewed.

Interest and Debt Costs

Interest expense increased from $6,049 in the six months ended April 30, 2011 to $9,562 in the six months ended April 30, 2012. Interest expense is incurred on the promissory notes totaling $164,173 with our CEO and $50,000 in outstanding convertible debentures.

Income Taxes

The potential future tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Income

Net income in the six months ended April 30, 2012 totaled $46,944 (10% of revenues) compared to $3,407 (1% of revenues) in the six months ended April 30, 2011 an increase of $43,537 (1,278%), as discussed in the above components.

Liquidity and Capital Resources

We fund our operations through sales of our products and services and debt and equity financings.

At April 30, 2012 we had cash and cash equivalents of $249,000 compared to $14,000 at October 31, 2011. The increase of $235,000 is primarily attributable to the cash received from payments on our licensing agreements.

Cash Flows

Net cash provided by (used for) operating activities amounted to $285,000 and ($59,000) in the six months ended April 30, 2012 and 2011, respectively. Net cash from operations increased as a result of the additional cash generated in the second quarter of fiscal 2012 from our licensing agreements and services revenues while we managed to maintain operating costs for compensation, advertising and professional fees as discussed above.

In fiscal 2012, cash was used for investing activities for the acquisition of property and equipment in the amount of $4,421.

In fiscal 2012, cash was used for financing activities for loan repayments to our CEO in the amount of $45,827.

We believe that our cash on hand at April 30, 2012 will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. We are also looking to raise additional capital through debt and/or equity financings. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future. There is also no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us.

Contractual Obligations

N/A

Off-Balance Sheet Arrangements

As of April 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2012.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of April 30, 2012.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of April 30, 2012.  Management’s assessment identified the following material weaknesses:

•

As of April 30, 2012, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission.

•

As of April 30, 2012, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of April 30, 2012, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of April 30, 2012, there were no independent directors and no independent audit committee.

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

MOBIFORM SOFTWARE, INC.

Dated:, June 6, 2012	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Principal Executive Officer and Principal Financial Officer