Form 10-Q
period 2012-07-31
Mobiform Software Inc
filed 2012-09-10
CIK 1341878

___________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________________________

FORM 10-Q

___________________________________________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2012

or

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

The number of shares of the issuer’s common equity outstanding as of September 4, 2012 was 24,586,672 shares of common stock, par value $.0001.

MOBIFORM SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBIFORM SOFTWARE, INC.

BALANCE SHEETS

	July 31,	October 31,
	2012	2011
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$ 171,729	$ 13,958
Accounts Receivable - Net	97,805	59,674
Accrued Revenue	--	174,350
Prepaid Expenses and Other Current Assets	5,345	1,835
Total Current Assets	274,879	249,817

Property and Equipment - Net	10,340	15,542

Other Assets
Security Deposits	3,650	3,650

Total Assets	$ 288,869	$ 269,009

Liabilities and Stockholders’ Deficiency
Current Liabilities
Convertible Notes Payable	$ 50,000	$ 50,000
Notes Payable - Related Party	164,173	210,000
Accounts Payable and Accrued Liabilities	123,737	145,728
Deferred Revenue	157,843	86,199
Total Current Liabilities	495,753	491,927

Commitments and Contingencies	--	--

Stockholders’ Deficiency
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672
at July 31, 2012 and October 31, 2011	2,459	2,459
Additional Paid in Capital	7,100,728	7,100,728
Accumulated Deficit	(7,310,071)	(7,326,105)
Total Stockholders’ Deficiency	(206,884)	(222,918)

Total Liabilities and Stockholders’ Deficiency	$ 288,869	$ 269,009

See the accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

STATEMENTS OF OPERATIONS [UNAUDITED]

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011

Revenue	$ 179,893	$ 104,897	$ 659,022	$ 616,818

Operating Expenses
Payroll Expenses	153,892	142,413	484,525	475,608
Consulting Fees - Share Based	--	--	--	1,459
Professional Fees	13,750	15,975	40,648	65,637
Advertising	8,298	509	16,917	30,170
Depreciation and Amortization	3,028	3,484	9,623	10,453
Consulting Fees	1,114	12,967	2,834	37,145
Office	8,846	654	12,277	12,552
Rent	8,188	9,745	26,474	29,188
Telephone and Communication	2,266	843	6,049	6,367
Other	7,103	4,215	29,761	24,691
Total Operating Expenses	206,485	190,805	629,108	693,270

Operating Income (Loss)	(26,592)	(85,908)	29,914	(76,452)

Other Expenses
Interest Expense	(1,008)	(1,008)	(3,024)	(3,024)
Interest Expense - Related Party	(3,310)	(2,671)	(10,856)	(6,704)
Total Other Expenses	(4,318)	(3,679)	(13,880)	(9,728)

Income (Loss) Before Income Taxes	(30,910)	(89,587)	16,034	(86,180)

Provision for Income Taxes	--	--	--	--

Net Income (Loss)	$ (30,910)	$ (89,587)	$ 16,034	$ (86,180)

Net Income (Loss) Per Common Share - Basic and Diluted	$ --	$ --	$ --	$ --

Weighted-Average Common Shares Outstanding - Basic and Diluted	24,586,672	24,586,672	24,586,672	24,586,672

See the accompanying note to financial statements.

MOBIFORM SOFTWARE, INC.

STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Nine Months Ended
	July 31,
	2012	2011

Operating Activities
Net Income (Loss)	$ 16,034	$ (86,180)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used for) Operating Activities:
Depreciation and Amortization	9,623	10,453
Consulting Fees - Share Based	--	1,459
Deferred Revenue	71,644	(62,906)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(38,131)	(7,286)
Accrued Revenue	174,350	--
Prepaid Expenses and Other Current Assets	(3,510)	5,598
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(21,991)	(1,955)
Net Cash Provided by (Used for) Operating Activities	208,019	(140,817)

Investing Activities
Acquisition of Property & Equipment	(4,421)	--
Net Cash Used for Investing Activities	(4,421)	--

Financing Activities
Payment of note payable - related party	(45,827)	--
Proceeds from notes payable - related party	--	83,000
Net Cash Provided by (Used for) Financing Activities	(45,827)	83,000

Change in Cash and Cash Equivalents	157,771	(57,817)

Cash and Cash Equivalents - Beginning of Period	13,958	67,980

Cash and Cash Equivalents - End of Period	$ 171,729	$ 10,163

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ 9,173	$ --
Income Taxes	$ --	$ --

See the accompanying notes to financial statements.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2012

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

(2)

Alleviation of Going Concern

We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities since our inception. The expansion and development of our business has been funded primarily through a combination of private equity and debt and notes from our Chief Executive Officer. As of July 31, 2012, we have approximately $172,000 in cash and cash equivalents. We have signed significant licensing and services agreements with Fortune 500 companies and others and for the nine month period ended July 31, 2012 we have generated $208,000 in cash from operations. We believe that, as a result of this, we currently have sufficient cash and revenue commitments to finance our operations over the next twelve month period. There is no assurance that the income generated from these and future agreements will meet our working capital requirements subsequent to the next twelve months, and if not, we will likely require additional capital. We continue to market our products and services in accordance with our strategic business plan.  We are also looking to raise additional capital to meet our future working capital needs. There are no assurances, however, that we will be successful in our efforts to raise capital or generate sufficient revenues through our marketing efforts.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2012

(3)

Summary of Significant Accounting Policies

Unaudited Interim Statements - The accompanying unaudited interim financial statements as of July 31, 2012, and for the three and nine months ended July 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of July 31, 2012, the results of operations for the three and nine months ended July 31, 2012 and 2011 and the cash flows for the nine months ended July 31, 2012 and 2011.  The results of operations for the nine months ended July 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after July 31, 2012 through the issuance of the accompanying financial statements.

Our other accounting policies are set forth in Note 3 of our audited financial statements included in the Mobiform Software, Inc. 2011 Form10-K.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2012

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

(5)

Property and Equipment

Property and equipment consists of the following:

	July 31,	October 31,	Estimated
	2012	2011	Useful Lives
	[Unaudited]

Computer Equipment	$ 40,372	$ 35,951	5 years
Office Equipment	24,432	24,432	5-7 years
Software	21,566	21,566	3 years
Total	86,370	81,949
Less: Accumulated Depreciation
and Amortization	(76,030)	(66,407)
	$ 10,340	$ 15,542

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2012

(6)

Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At July 31, 2012 there were 24,586,672 common shares issued and outstanding.  An additional 445,384 common shares were reserved for issuance as of July 31, 2012 for outstanding purchase warrants and convertible debt.  There are no shares of preferred stock issued and outstanding.

We entered into a consulting agreement on February 5, 2010 for financial consulting services.  As part of the compensation for services, the consultant was granted a five-year warrant to purchase 300,000 shares of our common stock at the market price per share on the date of issuance, which was $0.09.  The warrant vests 25% on the date of issuance and every three months thereafter and has cashless exercise provisions as defined in the warrant.  The fair value of the warrant, $5,833, was calculated using the Black-Scholes pricing model with the following assumptions: 0% dividend yield; 0.4% risk free interest rate; 23.81% volatility; 5 year expected life.  Share-based expense based on the fair value of the warrant is being charged to operations over the vesting period.  The expense recorded in the nine months ended July 31, 2012 and 2011 was $0 and $1,459, respectively.

The following table summarizes the warrants and options.

	For the Nine Months Ended		For the Year Ended
	July 31, 2012 (Unaudited)		October 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	5,793,750	$1.17	11,463,750	$0.69
Granted/Sold	--	--	--	--
Expired/Cancelled	(5,493,750)	$0.82	(5,670,000)	$0.20
Forfeited	--	--	--	--
Exercised	--	--	--	--
Outstanding at end of period	300,000	$0.09	5,793,750	$1.17

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2012

(6)

Stockholders’ Equity

The following table summarizes information about stock warrants outstanding as of July 31, 2012 [Unaudited]:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	2.50	$0.09	300,000	$0.09

The following table summarizes information about stock warrants outstanding as of October 31, 2011:

	Warrants
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	3.25	$0.09	300,000	$0.09
$0.75	2,022,750	0.38	$0.75	2,022,750	$0.75
$1.50	3,471,000	0.17	$1.50	2,471,000	$1.50

At July 31, 2012 and October 31, 2011, the weighted-average exercise price of all warrants was $0.09 and $1.17, respectively, and the weighted-average remaining contractual life was 2.50 and 0.40 years, respectively.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2012

(7)

Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Nine Months Ended
	July 31,
	2012	2011
	[Unaudited]	[Unaudited]

United States Statutory Corporate
Income Tax Rate	34.0%	34.0%
Change in Valuation Allowance on
Deferred Tax Assets	(34.0)%	(34.0)%

Income Tax Provision	--%	--%

The components of deferred tax assets (liabilities) at July 31, 2012 and October 31, 2011 are as follows:

	July 31,	October 31,
	2012	2011
	[Unaudited]

Deferred Tax Assets - Current
Accrued Vacation Pay	$ 6,628	$ 7,599
Valuation Allowance	(6,628)	(7,599)
	--	--
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	1,181,506	1,262,414
Property and Equipment	(1,612)	(3,694)
Equity Instruments	2,000	574,440
Valuation Allowance	(1,181,894)	(1,833,160)

Net Deferred Tax Asset	$ --	$ --

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance decreased by approximately $(652,000) and $(14,000) in the nine months ended July 31, 2012 and the year ended October 31, 2011, respectively.

MOBIFORM SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2012

(8)

Related Party Transactions

On January 25, 2012, we paid $45,000 to our Chief Executive Officer (“CEO”) for partial payment of promissory notes and accrued interest owed him.  The payment included principal in the amount of $35,827 and accrued interest of $9,173.

On February 6, 2012, we paid $10,000 to our CEO for partial payment of promissory notes owed him.  The payment included principal in the amount of $10,000.

As of July 31, 2012 and October 31, 2011, the promissory note balance due our CEO is $164,173 and $210,000, respectively, and the related accrued interest is $20,367 and $18,684, respectively.

Interest expense in the amount of $10,856 and $6,704 has been accrued for these notes in the nine months ended July 31, 2012 and 2011, respectively.

(9)

Commitments and Contingencies

Leases

We presently lease office space in Crystal River, Florida, on a month to month basis. The terms are a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement. Rental expense, including allocated utilities, for the nine months ended July 31, 2012 and 2011 amounted to approximately $26,000 and $29,000, respectively.

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

We have assembled our first vertical market application. ‘Status Vision Designer®’ (“Status Designer”) was released in January 2009 as an industrial control and monitoring application for heavy industry and manufacturing.

Status Designer falls into the category of a SCADA (Supervisory Control and Data Acquisition) or HMI (Human Machine Interface) software application.

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

Status Designer has built-in connectivity to real-time OPC (Open Process Control) data and can very easily be extended to bind to other types of data. OPC data is primarily used in the manufacturing and process control industries. The market appeal for Status Designer is its ability to connect to a variety of OPC servers and display real-time data from hundreds of data sources.

We have attracted a number of resellers and system integrators that are now promoting and using ‘Status Designer’ in commercial settings. During the year ended October 31, 2011 we have materially increased our international reseller network.  We believe that this will result in greater sales and distribution of our software through retail outlets and to original equipment manufacturers (“OEM”s). We are also targeting potential customers to offer customized applications to meet their industry requirements.   Status Designer is now being used to monitor the 4th largest subway system in the world in Seoul, South Korea. It is monitoring HVAC performance in pharmaceutical manufacturing facilities in China, and is used in various monitoring applications in numerous verticals in the United States.

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

Status Designer was designed from the ground up to be extensible. Numerous companies have written custom data sources or asked Mobiform to create custom data sources to provide their real time data into Status Designer.

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

The products developed using Mobiform technology include industrial automation solutions, medical applications for use in hospitals, smart grid, HVAC and line of business applications. The relationships established through licensing are very strategic and may lead to acquisitions to prevent competitive companies from having the same strategic benefits.

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

Comparison of the Three Months Ended July 31, 2012 and 2011

	For the three months ended July 31,
	2012		2011
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$ 179,893	100%	$ 104,897	100%

Operating expenses:
Compensation costs	$ 153,892	86%	$ 142,413	136%
Consulting fees	$ 1,114	1%	$ 12,967	12%
Advertising	$ 8,298	5%	$ 509	0%
Professional fees	$ 13,750	8%	$ 15,975	15%

Interest and debt costs	$ 4,318	2%	$ 3,679	4%

Net loss	$ (30,910)	(17)%	$ (89,587)	(85)%

Net loss per share - basic and
diluted	$ --		$ --

Revenues

Our revenues for the three months ended July 31, 2012 amounted to $179,893 compared to the comparative 2011 period of $104,897. Revenues for the period increased by approximately $75,000 (72%) resulting from increases in licensing and support fees and consulting and developmental services revenues. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses. Payroll expenses amounted to $153,892 in the three months ended July 31, 2012 compared to $142,413 in the three months ended July 31, 2011. Payroll expenses increased $11,479 (8%), but are 86% of revenues for the period compared to 136% of revenues in the three month period of the prior year as we continue to maintain costs to implement our strategic plan.

Advertising costs have increased from $509 in the three months ended July 31, 2011 to $8,298 in the three months ended July 31, 2012, an increase of $7,789 primarily from increases in online advertising. We believe it is necessary that we market our products in order to accomplish our plan for revenue growth, although we continue to control costs while we try to secure funding for future growth.

Professional fees have decreased to $13,750 in the three months ended July 31, 2012 from $15,975 from the three months ended July 31, 2011, a decrease of $2,225 (14%).  We reduced professional fees by internally performing certain functions which had previously been done by our professionals.

Consulting fees decreased from $12,967 in the three months ended July 31, 2011 to $1,114 in the three month period ended July 31, 2012 as certain consulting agreements entered into in fiscal 2011 were not renewed.

Interest and Debt Costs

Interest expense increased from $3,679 in the three months ended July 31, 2011 to $4,318 in the three months ended July 31, 2012. Interest expense is incurred on the promissory notes totaling $164,000 with our CEO and $50,000 on outstanding convertible debentures.

Income Taxes

The potential future tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Loss

Net loss in the three months ended July 31, 2012 totaled $30,910 compared to $89,587 in the three months ended July 31, 2011, a decrease in net loss of $58,677 (66%).   The decrease in net loss was due to factors as described above.

Comparison of the Nine Months Ended July 31, 2012 and 2011

	For the nine months ended July 31,
	2012		2011
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$ 659,022	100%	$ 616,818	100%

Operating expenses:
Compensation costs	$ 484,525	74%	$ 475,608	77%
Consulting fees	$ 2,834	0%	$ 38,604	6%
Advertising	$ 16,917	3%	$ 30,170	5%
Professional fees	$ 40,648	6%	$ 65,637	11%

Interest and debt costs	$ 13,880	2%	$ 9,728	2%

Net income (loss)	$ 16,034	2%	$ (86,180)	(14)%

Net income (loss) per share - basic
and diluted	$ --		$ --

Revenues

Our revenues for the nine months ended July 31, 2012 amounted to $659,022 compared to the comparative 2011 period of $616,818. Revenues for the period increased by approximately $42,000 (7%) resulting from increases in consulting and developmental services revenue.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses. Payroll expenses amounted to $484,525 in the nine months ended July 31, 2012 compared to $475,608 in the nine months ended July 31, 2011. Payroll expenses increased $8,917 (2%) as we continued to implement our strategic plan while we tried to maintain our payroll costs.

Advertising costs have decreased from $30,170 in the nine months ended July 31, 2011 to $16,917 in the nine months ended July 31, 2012, a decrease of $13,253 (44%) primarily from decreases in trade show expense net of increases in online advertising. Although we believe it is necessary that we market our products in order to accomplish our plan for revenue growth, we continue to control costs while we try to secure funding for future growth.

Professional fees have decreased from $65,637 in the nine months ended July 31, 2011 to $40,648 in the nine months ended July 31, 2012, a decrease of $24,989 (38%). We reduced professional fees by internally performing certain functions which had previously been done by our professionals.

Consulting fees decreased from $37,145 in the nine months ended July 31, 2011 to $2,834 in the nine months ended July 31, 2012 and share based consulting fees decreased from $1,459 in the nine months ended July 31, 2011 to $0 in the nine months ended July 31, 2012 as certain consulting agreements entered into in fiscal 2011 were not renewed.

Interest and Debt Costs

Interest expense increased from $9,728 in the nine months ended July 31, 2011 to $13,880 in the nine months ended July 31, 2012. Interest expense is incurred on the promissory notes totaling $164,000 with our CEO and $50,000 on outstanding convertible debentures.

Income Taxes

The potential future tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Income (Loss)

Net income in the nine months ended July 31, 2012 totaled $16,034 compared to a net loss of $86,180 in the nine months ended July 31, 2011, an increase in net income of $102,214. The increase in net income was due to factors described above.

Liquidity and Capital Resources

We fund our operations through sales of our products and services and debt and equity financings.

At July 31, 2012 we had cash and cash equivalents of $172,000 compared to $14,000 at October 31, 2011. The increase of $158,000 is primarily attributable to the cash received from payments on our licensing agreements.

Cash Flows

Net cash provided by (used for) operating activities amounted to $208,000 and ($141,000) in the nine months ended July 31, 2012 and 2011, respectively. Net cash from operations increased as a result of the additional cash generated in the second quarter of fiscal 2012 from our licensing agreements and services revenues while we managed to maintain operating costs for compensation, advertising and professional fees as discussed above.

In fiscal 2012, cash was used for investing activities for the acquisition of property and equipment in the amount of $4,421.

In fiscal 2012, cash was used for financing activities for loan repayments to our CEO in the amount of $45,827.

We believe that our cash on hand at July 31, 2012 will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. We are also looking to raise additional capital through debt and/or equity financings. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future. There is also no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us.

Contractual Obligations

N/A

Off-Balance Sheet Arrangements

As of July 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements

ITEM 4.  CONTROLS AND PROCEDURES

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

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2012.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of July 31, 2012.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of July 31, 2012.  Management’s assessment identified the following material weaknesses:

•

As of July 31, 2012, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission.

•

As of July 31, 2012, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of July 31, 2012, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of July 31, 2012, there were no independent directors and no independent audit committee.

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

MOBIFORM SOFTWARE, INC.

Dated: September 10, 2012	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer