Form 10-K
period 2012-10-31
B-Scada, Inc.
filed 2013-01-28
CIK 1341878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

________________________

Mark One

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-150158

B-SCADA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE		94-3399360
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1255 N. Vantage Pt. Dr., Suite A Crystal River, Florida 34429
(Address of principal executive offices) (Zip Code)

N/A (Former name or former address, if changed since last report.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          ☒Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller reporting company
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes   [X] No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed based upon prices at which it was last sold, as of the last business day of the registrant’s second fiscal quarter, April 30, 2012, was approximately $1,387,063.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of January 16, 2013 was 24,586,672.

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

Part I

Item 1. Business

B-Scada, Inc. (“we,’’ “B-Scada,” “us,” “our”) is in the business of developing software products for the visualization and monitoring of real time data in heavy industry. Our HMI (Human Machine Interface) software and SCADA (Supervisory Control and Data Acquisition) products are utilized in the petrochemical, electricity distribution, transportation, facilities management and manufacturing industries.  The technology that B-Scada has developed has been licensed to 10 other firms including four Fortune 500 companies. These licensing arrangements provide long term, recurring, royalty based revenue for B-Scada. The products developed by companies using B-Scada’s technology include industrial automation solutions, medical applications for use in hospitals, and line of business applications. Our products are marketed and sold globally and offered both directly and through a sales channel of system integrators and resellers.

B-Scada has developed its own industrial control and monitoring solutions. ‘Status’ is a powerful SCADA capable of connecting to real time industrial data and displaying the information in real time to operators, maintenance personnel and supervisors.

HMI and SCADA systems are used for monitoring the HVAC (Heating Ventilation and Air Conditioning) systems in large commercial complexes. They are used in waste water treatment plants, with oil wells, hydro-electric plants, subway systems, pharmaceuticals and almost every manufacturing facility.

In the fiscal year ended October 31, 2012, we licensed our product to a global manufacturer of mining equipment, as well as to two Fortune 500 companies.

History

We were originally formed under the name Firefly Learning, Inc. on May 31, 2001. In October, 2005, pursuant to an exchange agreement we acquired all of the issued and outstanding shares of capital stock of Mobiform, Ltd., a Canadian corporation, (“Mobiform Canada”) in exchange for shares of our Common Stock and changed our name to Mobiform Software, Inc.  After the acquisition, Mobiform Canada became our wholly-owned subsidiary.  Effective September 14, 2010, Mobiform Canada was dissolved.  On October 19, 2012, we changed our name to B-Scada, Inc.

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

Revenue Streams

B-Scada’s revenue is generated from two sources, (i) retail sales of our HMI and SCADA software products and (ii) licensing of our technology to other companies. Development, design, consulting services and support are part of all product sales.

Retail

B-Scada ‘Status’ allows designers to create a representation of their manufacturing processes. Once the graphic display is created, Status has web services that connect to data on the factory floor and provide information to the various meters, gauges and graphics on screen. Data flows two ways with Status, it can monitor data, and it allows the click of a button onscreen to start or stop a piece of equipment on the factory floor.

B-Scada has attracted a number of resellers and system integrators that are now promoting and using ‘Status’ in commercial settings. During the year ended October 31, 2012 we have materially increased our international reseller network.  We believe that this will result in greater sales and distribution of our software through retail outlets and to original equipment manufacturers (“OEM”s). We are also targeting potential customers to offer customized applications to meet their industry requirements.   Status is now being used to monitor the 4th largest subway system in the world in Seoul, South Korea. It is monitoring HVAC performance in pharmaceutical manufacturing facilities in China, and is used in various monitoring applications in numerous verticals in the United States.

Development of SCADA systems typically requires millions of dollars in development capital over several years. Larger firms cannot develop their own systems with the efficiency of smaller companies; a larger firm trying to develop such a system in house could easily spend $15 million or more.

Technology Licensing

In addition to selling our own software products, we also license the technology we have developed to other software companies. Long-term licenses to multinational automation software companies are a major part of our business.  The lead time for our engineers to work with theirs in developing successful integration of our software with their future products is fairly long-from nine months to two years - but the result is a multi-year high revenue license which provides substantial revenue to us for years to come.  We have a number of agreements in place and are currently in discussions with additional companies in the oil and gas, oil service, electric power generation and mining industries.

The products developed using B-Scada technology include industrial automation solutions, medical applications for use in hospitals, smart grid, HVAC and line of business applications. The relationships established through licensing are very strategic and may lead to acquisitions to prevent competitive companies from having the same strategic benefits.

Development Services and Support

B-Scada has been recognized as a leading edge software development firm. We are often asked to provide software development services, graphics design and consulting as part of the technology licensing agreements we sign with our customers.

Over the past five years we have put in place a set of core technologies that we can leverage to create a variety of software applications for different vertical markets. We have made some of these components available to other software companies as either retail software development components or as toolkits that can be used to embed our technology into their solutions. We have offered free downloads of our components and toolkits to prospective customers. With thousands of downloads of our products globally, we believe B-Scada is well on its way to achieving brand-name recognition.  We will continue in our efforts to generate incremental revenue by working with global industry leaders in selling consulting services and licensing our technology.

By providing a limited amount of consulting services, B-Scada is able to identify potential software products and components that are needed by industry, and produce those products for market. These components will feed our technology base and the relationships developed from the consulting will provide potential sales channels and additional licensing and OEM agreements to us.

Market Information

Our immediate industry focus relates to the following verticals:

Petro Chemical, Building Automation, Electricity Distribution and Emissions Monitoring.

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

Limited Customer Base

We have numerous customers using our products.  A few of these customers are important to our success and comprise the majority of our revenue. In fiscal 2012 three customers generated 64% of our revenues and in fiscal 2011 three customers generated 87% of our revenues. We endeavor to retain the customers we have while we seek to broaden our customer base. The loss of these customers could have a material effect on our business, financial condition and results of operations. There is no assurance that we will succeed.

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

Employees

We have nine full-time employees, and one part time employee, which includes four programmer product developers, one graphic designer, one sales and marketing representative, two quality assurance representatives, one general manager and our Chief Executive Officer. We are planning to expand, especially in sales and marketing, both through additional personnel and developing external distribution channels. We are discussing the possibility that one or more of our customers may become a distribution channel for our products.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

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

Item 4. Mine Safety Disclosures

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

	High	Low
2011
First quarter ended January 31, 2011	$0.06	$0.05
Second quarter ended April 30, 2011	0.19	0.06
Third quarter ended July 31, 2011	0.09	0.06
Fourth quarter ended October 31, 2011	0.08	0.05
2012
First quarter ended January 31, 2012	0.03	0.03
Second quarter ended April 30, 2012	0.14	0.05
Third quarter ended July 31, 2012	0.08	0.06
Fourth quarter ended October 31, 2012	0.10	0.05

As of October 31, 2012, there were 161 holders of record owners of our common stock.

Dividends and Dividend Policy

We have never paid dividends on our Common Stock and our present policy is to retain anticipated future earnings for use in our business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance as of October 31, 2012 under any equity compensation plans, none of which has been approved by our stockholders.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options,	of outstanding options,	under equity compensation plans
Plan category	warrants and rights	warrants and rights	(excluding securities reflected in column (a))
	(a)	(b)	(c)

 None

*There is no formal equity compensation plan, so there is no specific number of shares available for future issuance. Our authorized, but unissued and unreserved shares of Common Stock total 74,965,994 shares.

Recent Sales of Unregistered Securities

There were no issuances of stock in the 4th quarter of fiscal 2012.

Item 6. Selected Financial Data.

Not applicable.

Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read together with our financial statements and the related notes, included elsewhere in this report. The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

Executive Summary

Since 2003, our experience in building and deploying HMI and SCADA Systems  has given us a unique perspective and insight into new data visualization possibilities with emerging technologies.

We specialize in the compelling visualization of real-time data. B-Scada has produced exceptional data visualization solutions for manufacturing, power and utilities, automation, and other fields of business making use of HMI (Human Machine Interface) and SCADA (Supervisory Control and Data Acquisition) software products.

Our in-house expertise and experience has provided us the opportunity to partner with companies from various vertical markets, and assist them in developing custom solutions that meet their specific needs. Our goal is to help our clients transfer their real-time production and operational data into actionable information through graphically-compelling, functional, and intuitive user interfaces.

Products and Services

Our technology team has more than 50 years of experience in software design and development and has designed, built and delivered, over the years, world-class software solutions. In addition to software development, we also derive income from consulting services and contract development.

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

This toolbox is a set of software components that can be reused in various software products. The types of software developed in our toolbox include software components for visualizing information, LED displays, gauges, charting and mapping controls. We call these our ‘VantagePoint Controls™’. At B-Scada we have created additional technology for graphics design for our Technology Toolbox. ‘Aurora’ is a Graphics Design Platform that can be used to provide design capabilities inside of software applications built for Microsoft Windows.

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

Status Designer is built using Aurora, a powerful graphics design package developed by us.  Aurora is used as the foundation for numerous software products of major Fortune 500 companies.

Status Designer has built-in connectivity to real-time OPC (Open Process Control) data (including OPCUA) and can very easily be extended to bind to other types of data. OPC data is primarily used in the manufacturing and process control industries. The market appeal for Status Designer is its ability to connect to a variety of OPC servers and display real-time data from hundreds of data sources.

We have attracted a number of resellers and system integrators that are now promoting and using ‘Status Designer’ in commercial settings. During the year ended October 31, 2011 we materially increased our international reseller network.  We believe that this will result in greater sales and distribution of our software through retail outlets and to original equipment manufacturers (“OEM”s). We are also targeting potential customers to offer customized applications to meet their industry requirements.   Status Designer is now being used to monitor the 4th largest subway system in the world in Seoul, South Korea. It is monitoring HVAC performance in pharmaceutical manufacturing facilities in China, and is used in various monitoring applications in numerous verticals in the United States.

Consulting

In addition to sales of pre-designed software products, we generate revenue by consulting with organizations which utilize our expertise in customized solutions and embedding our software into theirs. We also offer training and graphic design services. B-Scada's graphic designers provide screen design expertise. We have also been tasked to create customized .NET and Silverlight controls for use in the Status Designer, and produce 3D models of equipment and machinery for use in mimics.

We assist consulting clients with their applications.  From initial consulting services and custom development, to embedding our Aurora software into their solution, we have the expertise and personnel to assist.

Status Designer was designed from the ground up to be extensible. Numerous companies have written custom data sources or asked B-Scada to create custom data sources to provide their real time data into Status Designer.

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

The products developed using B-Scada’s technology include industrial automation solutions, medical applications for use in hospitals, smart grid, HVAC and line of business applications. The relationships established through licensing are very strategic and may lead to acquisitions to prevent competitive companies from having the same strategic benefits.

Development Services and Support

B-Scada has been recognized as a leading edge software development firm. We are often asked to provide software development services, graphics design and consulting as part of the technology licensing agreements we sign with our customers.

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

The third part of our strategy is a feedback loop. By providing a limited amount of consulting services, B-Scada is able to identify potential software products and components that are needed by industry, and produce those products for market. These components will feed our technology base and the relationships developed from the consulting will provide potential sales channels and additional licensing and OEM agreements to us.

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

Comparison of the Fiscal Years Ended October 31, 2012 and 2011

	For the years ended October 31,
	2012		2011
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$ 1,070,870	100%	$ 980,909	100%

Operating expenses:
Compensation costs	$ 655,843	61%	$ 631,552	64%
Consulting fees	$ 8,887	1%	$ 41,589	4%
Advertising	$ 30,527	3%	$ 32,286	3%
Professional fees	$ 96,864	9%	$ 114,561	12%

Interest and debt costs	$ 18,058	2%	$ 14,520	1%

Net Income	$ 152,373	14%	$ 41,676	4%

Net income per share -
Basic and diluted	$ 0.01		$ --

Revenues

Our revenues for the year ended October 31, 2012 amounted to $1,070,870 compared to fiscal 2011 revenues of $980,909, an increase of approximately $90,000 (9%). During fiscal 2012, we had increases in consulting and developmental services revenues of $68,000 and $45,000, respectively.  This increase was offset by a slight decline in technology licensing revenue of $23,000.  We continue to implement our strategic goals to generate increased revenues from the sales of our products and services.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses. Payroll expenses amounted to $655,843 in the year ended October 31, 2012 compared to $631,552 in the year ended October 31, 2011. Payroll expenses increased $24,291 (4%), but are 61% of revenues compared to 64% of revenues in fiscal 2011 as we continue to manage our payroll costs as we implement our strategic plan.

Advertising costs have decreased to $30,527 in the year ended October 31, 2012 from $32,286 in the year ended October 31, 2011, a decrease of $1,759 (5%). As operations improved we have reinstated our advertising budget to prior levels since we believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Professional fees decreased from $114,561 in the year ended October 31, 2011 to $96,864 in the year ended October 31, 2012, a decrease of $17,697 (15%). We reduced professional fees by internally performing certain functions which had previously been done by our professionals.

Consulting fees decreased from $40,130 in the year ended October 31, 2011 to $8,887 in the year ended October 31, 2012 and share based consulting fees decreased from $1,459 in the year ended October 31, 2011 to $0 in the year ended October 31, 2012 as certain consulting agreements entered into in fiscal 2011 were not renewed.

Interest and Debt Costs

Interest expense increased from $14,520 ($10,520 related party) in the year ended October 31, 2011 to $18,058 ($14,058 related party) in the year ended October 31, 2012. Interest expense is incurred on the promissory notes totaling $164,173 with our CEO and $50,000 in outstanding convertible debentures.

Income Taxes

We have no income tax provision since our prior pre-tax losses are utilized to offset current taxable income. The potential future tax benefits resulting from remaining pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Income

Net income in the year ended October 31, 2012 totaled $152,373 compared to net income of $41,676 in the year ended October 31, 2011, an increase of $110,697 (266%) as discussed above.

Comparison of the Fiscal Years Ended October 31, 2011 and 2010

	For the years ended October 31,
	2011		2010
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$ 980,909	100%	$ 824,508	100%

Operating expenses:
Compensation costs	$ 631,552	64%	$ 594,267	72%
Consulting fees	$ 41,589	4%	$ 124,656	15%
Advertising	$ 32,286	3%	$ 34,436	4%
Professional fees	$ 114,561	12%	$ 137,719	17%

Interest and debt costs	$ 14,520	1%	$ 12,000	1%

Net Income (Loss)	$ 41,676	4%	$ (192,470)	(23)%

Net income (loss) per share -
Basic and diluted	$ --		$ ($0.01)

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

At October 31, 2012 we had cash and cash equivalents of $95,000 compared to $14,000 at October 31, 2011. The increase of $81,000 is primarily attributable to cash generated from operations.

Cash Flows

Net cash provided by (used for) operating activities amounted to $132,272 and $(164,022) in the fiscal years ended October 31, 2012 and 2011, respectively. Net cash from operations increased as a result of cash generated from our licensing agreements and services revenues while we managed to maintain operating costs as discussed above while we implemented our overall strategic business plan.

In fiscal 2012, cash was used for investing activities for the acquisition of property and equipment in the amount of $5,527. There were no cash investing activities in the year ended October 31, 2011.

In fiscal 2012, cash was used for financing activities for loan repayments to our CEO in the amount of $45,827. We generated cash from financing activities of $110,000 in fiscal 2011 through our promissory notes with our CEO.

We believe that our cash on hand at October 31, 2012 and our revenue commitments will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. We are also looking to raise additional capital through debt and/or equity financings. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future. There is also no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us.

Contractual Obligations

Not Applicable

Off-Balance Sheet Arrangements

As of October 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Not applicable

Item 8. Financial Statements and Supplementary Data

Our financial statements are contained in the pages beginning F-1, which appear at the end of this annual report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

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

(b)  Evaluation of internal control over financial reporting

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

Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2012.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of October 31, 2012.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of October 31, 2012.  Management’s assessment identified the following material weaknesses:

•

As of October 31, 2012, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission (the “SEC”).

•

As of October 31, 2012, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of October 31, 2012, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of October 31, 2012, there were no independent directors and no independent audit committee.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Management

The Company’s management and key employees are the following:

Name	Age	Position with Company
Allen Ronald DeSerranno	46	CEO, President, CFO, Director
Brian S Thornton	39	Vice President, Secretary
Joshua M. Weeks	32	CTO

The profiles of our officer and director and key employees are set forth below:

Ron DeSerranno

Mr. DeSerranno is a founder and CEO of Mobiform Canada, which was organized in March, 2003. Since B-Scada’s October, 2005 acquisition of Mobiform Canada, he has been Chief Executive Officer, President and a Director of B-Scada (formerly, Mobiform Software, Inc.). His software development career first began at the Space and Atmospheric Research Group, Physics Department, at the University of Western Ontario. He was a Microsoft Certified Trainer, author and consultant and has lectured in Stockholm, Manila, Dublin, London, New York and Toronto. From August, 1997 to November, 2000, he was a Senior Software Engineer for Rockwell Software, Inc. where he was the development lead for Rockwell’s flagship industrial automation product RSView, a world class Industrial Automation System. In 2002 he served as Vice President of Software Development for Motivus Software Ltd.  Mr. DeSerranno has been designing and developing world class software products for many years. Mr. DeSerranno graduated University of Western Ontario in Environmental Science and Fanshawe College of Applied Arts and Technology as a Certified Engineering Technologist.

Brian Thornton

Mr. Thornton has over 15 years of technical and management experience.  He holds a degree from Ocean County College in Computer Science and is a Certified Software Engineer.  Prior to joining B-Scada in February of 2008, Mr. Thornton served in key roles as Senior Software Engineer and Development Lead for Compro Technologies, Inc., where he designed and developed innovative telecom solutions for a global client base.  He has 10 years of experience in the development lifecycle within the telecommunications industry.  Mr. Thornton has also served as a Software Consultant for Thoroughbred Software, providing development assistance to a broad range of engineers and instructing courses in Business Basic and UNIX.

Joshua Weeks

Mr. Weeks has a Bachelor of Science degree in Computer Science from Western Carolina University.  Mr. Weeks has been with B-Scada since July of 2008.  He previously developed financial software with Metrostat Technologies of Sylba, NC.  He has also worked for America Online and Seventhman: a web, software, and business development firm.  Mr. Weeks was integral in the development of CityTalent, a web-based remote staffing and project management platform, and was formerly a Sr. Programmer for the Board of County Commissioners of Citrus County, FL.

None of the foregoing persons have been involved in any proceedings specified in Item 401(f) of Regulation S-K in the last ten years

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which was filed as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

Item 11. Executive Compensation

The following table sets forth, for the fiscal years ended October 31, 2011 and October 31, 2012, all compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Principal Executive Officer and Principal Financial Officer, during the fiscal years ended October 31, 2011 and October 31, 2012. No other executive officer who was serving as an executive officer at October 31, 2012, had total compensation for fiscal 2012 exceeding $100,000:

Year Ended
Name and Principal Position	October 31	Salary ($)	Option Awards	Total
Allen Ronald DeSerranno	2011	150,000	0	$150,000
Chief Executive Officer	2012	150,000	0	$150,000

Director Compensation

We do not compensate our directors for serving on our Board of Directors, other than any compensation which a director may earn as an employee of the Company. We reimburse our directors for any travel related expenses incurred in performing their duties as directors.

Employment Agreements

Mr. DeSerranno had an employment agreement with the Company, which provided for an annual salary of $150,000, which expired on March 31, 2009.  Effective April 1, 2009 Mr. DeSerranno’s salary has continued at the same rate.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Common Stock beneficially owned as of January 16, 2013 by (i) those persons or groups known to us who beneficially own more than 5% of our Common Stock; (ii) each director; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended October 31, 2012; and, (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC and by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

	Number of
	Shares of	Percentage of
	Common Stock	Outstanding
	Beneficially	Shares of
Name (1)	Owned(2)	Common Stock(3)
Allen Ronald DeSerranno(4)	9,404,955	38.25%

Gary Fuhr	1,311,085	5.33%
All officers and directors as a group
(One person)	9,404,955	38.25%

(1) The address of Mr. DeSerranno is c/o B-Scada, Inc., 1255 N Vantage Pt. Dr., Suite A, Crystal River, Florida 34429. Mr. Fuhr, a former employee of the Company, has an address at 7204 Stride Avenue, Burnaby, BC V3N 1T9 Canada.

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

(4) Includes 1,721,979 held by a corporation wholly-owned by Mr. DeSerranno. Excludes 316,780 shares of Common Stock held by Mr. DeSerranno’s wife, Rita Honorata DeSerranno, as to which he disclaims beneficial ownership.

Change in Control

We are unaware of any arrangement or understanding that may, at a subsequent date, result in a change of control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On January 25, 2012, we paid $45,000 to our CEO for partial payment of promissory notes and accrued interest due him.  The payment included principal in the amount of $35,827 and accrued interest of $9,173.  On February 6, 2012, we paid $10,000 to our CEO for partial payment of promissory notes owed him.  The payment included principal in the amount of $10,000.

Item 14. Principal Accountant Fees and Services

Meyler & Company, LLC served as our independent registered public accounting firm for the fiscal years ended October 31, 2012 and 2011.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2012 and 2011.

	2012	2011
Meyler & Company, LLC:
Audit Fees	$55,000	$55,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$55,000	$55,000

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

Our Board of Directors acting as our Audit Committee preapproved each engagement of our independent registered public accounting firm.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Number	Description
3.1	Certificate of Incorporation *
3.2	By-laws *
3.3	Certificate of Ownership and Merger. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 19, 2012.
4.1	Form of Specimen Stock Certificate *
10.3	Form of Warrant - $1.50 *
10.3.1	Form of Warrant - $.75 *
10.9	Form of 8% Convertible Note*
14.1	Code of Ethics**
31.1	Certification by the Principal Executive Officer and Principal Financial Officer of B-Scada, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))***
32.1	Certification by the Principal Executive Officer and Principal Financial Officer of B-Scada, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*  Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 filed on April 9, 2008.

** Incorporated by reference to the correspondingly numbered exhibit to the Company’s Annual Report on Form 10-K filed on January 29, 2010.

*** Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B-SCADA, INC.

By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno
Title:	Chief Executive Officer and Chief Financial Officer
Date:	January 28, 2013

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno
Title:	Chief Executive Officer, Chief Financial Officer and Sole Director
Date:	January 28, 2013

Financial Statements

Meyler&Company LLC	One Arin Park	Phone: 732-671-2244
Certified Public Accountants	1715 Highway 35
& Management Consultants	Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

  B-Scada, Inc.

Crystal River, Florida

We have audited the accompanying balance sheets of B-Scada, Inc. as of October 31, 2012 and 2011, and the related statements of operations, stockholders’ deficiency and cash flows for each of the years in the two-year period ended October 31, 2012.  B-Scada, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B-Scada, Inc. as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Meyler & Company, LLC

January 18, 2013

Middletown, NJ

B-SCADA, INC.

BALANCE SHEETS

	October 31,
	2012	2011

Assets
Current Assets
Cash and Cash Equivalents	$94,831	$13,958
Accounts Receivable - Net	104,965	59,674
Accrued Revenue	148,750	174,350
Prepaid Expenses and Other Current Assets	4,770	1,835
Total Current Assets	353,316	249,817

Property and Equipment - Net	9,029	15,542

Other Assets
Security Deposits	3,650	3,650

Total Assets	$365,995	$269,009

Liabilities and Stockholders’ Deficiency
Current Liabilities
Convertible Notes Payable	$50,000	$50,000
Notes Payable - Related Party	164,173	210,000
Accounts Payable and Accrued Liabilities	163,777	145,728
Deferred Revenue	58,590	86,199
Total Current Liabilities	436,540	491,927

Commitments and Contingencies	--	--

Stockholders’ Deficiency
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672 at
October 31, 2012 and 2011	2,459	2,459
Additional Paid in Capital	7,100,728	7,100,728
Accumulated Deficit	(7,173,732)	(7,326,105)
Total Stockholders’ Deficiency	(70,545)	(222,918)

Total Liabilities and Stockholders’ Deficiency	$365,995	$269,009

See accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31,
	2012	2011

Revenue	$1,070,870	$980,909

Operating Expenses
Payroll Expenses	655,843	631,552
Professional Fees	96,864	114,561
Advertising	30,527	32,286
Depreciation and Amortization	12,085	13,863
Consulting Fees	8,887	40,130
Consulting Fees - Share Based	--	1,459
Office	16,243	14,405
Rent	34,652	38,949
Telephone and Communication	7,795	7,415
Other	37,543	30,093
Total Operating Expenses	900,439	924,713

Operating Income	170,431	56,196

Other Expenses
Interest Expense	(4,000)	(4,000)
Interest Expense-Related Party	(14,058)	(10,520)
Total Other Expenses	(18,058)	(14,520)

Income Before Income Taxes	152,373	41,676

Provision for Income Taxes	--	--

Net Income	$152,373	$41,676

Net Income Per Common Share - Basic and Diluted	$0.01	$--

Weighted-Average Common Shares Outstanding - Basic and Diluted	24,586,672	24,586,672

See accompanying notes to financial statements.

B-SCADA, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

			Additional
			Paid-in	Accumulated
	Common Stock		Capital	Deficit	Total
	Shares	Amount

Balance - November 1, 2010	24,586,672	$ 2,459	$ 7,099,269	$ (7,367,781)	$ (266,053)

Share based compensation for warrants
issued for consulting services	--	--	1,459	--	1,459

Net income for the year ended
October 31, 2011	--	--	--	41,676	41,676

Balance - October 31, 2011	24,586,672	2,459	7,100,728	(7,326,105)	(222,918)

Net income for the year ended
October 31, 2012	--	--	--	152,373	152,373

Balance - October 31, 2012	24,586,672	$ 2,459	$ 7,100,728	$ (7,173,732)	$ (70,545)

See accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2012	2011
Operating Activities
Net Income	$152,373	$41,676
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used For) Operating Activities:
Depreciation and Amortization	12,085	13,863
Consulting Fees - Share Based	--	1,459
Deferred Revenue	(27,609)	(82,205)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(45,291)	13,616
Accrued Revenue	25,600	(170,100)
Prepaid Expenses and Other Current Assets	(2,935)	2,008
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	18,049	15,661
Net Cash Provided by (Used for) Operating Activities	132,272	(164,022)

Investing Activities
Acquisition of Equipment	(5,572)	--
Net Cash Used for Investing Activities	(5,572)	--

Financing Activities
Payment of note payable-related party	(45,827)
Proceeds from notes payable - related party	--	110,000
Net Cash Provided by (Used for) Financing Activities	(45,827)	110,000

Change in Cash and Cash Equivalents	80,873	(54,022)

Cash and Cash Equivalents - Beginning of Year	13,958	67,980

Cash and Cash Equivalents - End of Year	$94,831	$13,958

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$9,173	$--
Income Taxes	$--	$--

See accompanying notes to financial statements.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

(1) Nature of Business and Basis of Presentation

B-Scada, Inc, (“B-Scada”, the “Company”, “we” or “us”), a Delaware corporation, was originally formed under the name Firefly Learning, Inc. in May 2001. In October, 2005, pursuant to an exchange agreement, we acquired all of the issued and outstanding shares of capital stock of Mobiform Software, Ltd. (“Mobiform Canada”), a Canadian corporation, in exchange for 14,299,593 shares of our common stock and changed our name to Mobiform Software, Inc.  Effective September 14, 2010, Mobiform Canada was dissolved.  On October 19, 2012, we changed our name to B-Scada, Inc.

B-Scada is in the business of developing software products for the visualization and monitoring of data in heavy industry. Our HMI (Human Machine Interface) software and SCADA (Supervisory Control and Data Acquisition) products are utilized in petro chemical, electricity distribution, transportation, facilities management and manufacturing industries. B-Scada also licenses portions of its technology for use in the products of smaller software firms and Fortune 500 companies. Our products are marketed and sold globally and offered through a sales channel of system integrators and resellers.

(2) Alleviation of Going Concern Qualification

We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities since our inception. The expansion and development of our business has been funded primarily through a combination of private equity and debt and notes from our Chief Executive Officer. As of October 31, 2012, we have approximately $95,000 in cash and cash equivalents. We have signed significant licensing and services agreements with Fortune 500 companies and others and for the year ended October 31, 2012 we have generated $132,000 in cash from operations. We believe that, as a result of this, we currently have sufficient cash and revenue commitments to finance our operations over the next twelve month period. There is no assurance that the income generated from these and future agreements will meet our working capital requirements subsequent to the next twelve months, and if not, we will likely require additional capital. We continue to market our products and services in accordance with our strategic business plan.  We are also looking to raise additional capital to meet our future working capital needs. There are no assurances, however, that we will be successful in our efforts to raise capital or generate sufficient revenues through our marketing efforts.

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

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

Fair Value of Financial Statements - FASB ASC Topic 825 “Financial Instruments” requires the disclosure of fair values for all financial instruments, both on-and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets and liabilities as of October 31, 2012 and 2011.  We generally do not require collateral related to our financial instruments.

Concentration of Credit Risk - Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and accounts receivable.

We maintain our cash and cash equivalents in accounts with a major financial institution in the United States in the form of demand deposits.  Deposits in these banks may exceed the amounts of insurance provided on such deposits.  No such amounts were at risk as of October 31, 2012 and 2011.

Concentrations of credit risk with respect to trade accounts receivable are limited.  We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts.  As of October 31, 2012 and 2011, based on this assessment, management has not established an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure is limited.

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

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

Income Taxes - We account for income taxes under the provisions of FASB ASC Topic 740 “Income Taxes” (“Topic 740”) which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At October 31, 2012 and 2011, the entire deferred tax asset, which arises primarily from our net operating losses, has been fully reserved because management has determined that it is not more likely than not that the net operating loss carry forwards will be realized in the future.

We do not believe we have any uncertain tax positions deemed material as of October 31, 2012 and 2011. With few exceptions, we believe we are no longer subject to U.S. federal and state income tax examinations by tax authorities for tax periods prior to fiscal 2009. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of October 31, 2012 and 2011, we had no accrued interest or penalties.  We  currently have no federal or state tax  examinations  in progress nor have we had  any  federal  or  state  tax  examinations  since our inception.

Earnings Per Share  -  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.  The assumed exercise of common stock equivalents was not utilized in the years ended October 31, 2012 and 2011 since the effect would be anti-dilutive.  Equity instruments that may dilute earnings per share in the future are listed in Notes 6 and 7.

Research and Development Costs - Research and development costs are expensed as incurred. There were no research and development costs in 2012 and 2011.

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after October 31, 2012 through the issuance of the accompanying financial statements.

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

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

(5) Property and Equipment

Property and equipment consists of the following:

	October 31		Estimated Useful Lives
	2012	2011

Computer Equipment	$ 41,523	$ 35,951	5 years
Office Equipment	24,432	24,432	5-7 years
Software	21,566	21,566	3 years
Total	87,521	81,949
Less: Accumulated Depreciation
and Amortization	(78,492)	(66,407)
	$ 9,029	$ 15,542

(6) Convertible Debt

At October 31, 2012 and 2011, we have $50,000 of promissory convertible notes outstanding.  The notes are convertible into shares of our common stock at $0.50 per share at any time prior to maturity.  Interest on the notes at 8% per annum is payable at such time the notes are converted and/or at such time the notes are due and payable in cash and/or in shares of our common stock at the option of the noteholder.

Interest expense on convertible debt for the years ended October 31, 2012 and 2011 amounted to $4,000 and $4,000, respectively.

(7) Stockholders’ Deficiency

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At October 31, 2012 there were 24,586,672 common shares issued and outstanding.  An additional 447,334 common shares were reserved for issuance as of October 31, 2012 for outstanding purchase warrants and convertible debt.  There are no shares of preferred stock issued and outstanding.

We entered into a consulting agreement on February 5, 2010 for financial consulting services.  As part of the compensation for services, the consultant was granted a five-year warrant to purchase 300,000 shares of our common stock at the market price per share on the date of issuance, which was $0.09.  The warrant vests 25% on the date of issuance and every three months thereafter and has cashless exercise provisions as defined in the warrant.  The fair value of the warrant, $5,833, was calculated using the Black-Scholes pricing model with the following assumptions: 0% dividend yield; 0.4% risk free interest rate; 23.81% volatility; 5 year expected life.  Share-based expense based on the fair value of the warrant is being charged to operations over the vesting period.  The expense recorded in the years ended October 31, 2012 and 2011 was $0 and $1,459, respectively.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

The following table summarizes the warrants and options.

	For the Year Ended		For the Year Ended
	October 31, 2012		October 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	5,793,750	$1.17	11,463,750	$0.69
Granted/Sold	--	--	--	--
Expired/Cancelled	(5,493,750)	$1.22	(5,670,000)	$0.20
Forfeited	--	--	--	--
Exercised	--	--	--	--
Outstanding at end of period	300,000	$0.09	5,793,750	$1.17

The following table summarizes information about stock warrants outstanding as of October 31, 2012:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	2.25	$0.09	300,000	$0.09

The following table summarizes information about stock warrants outstanding as of October 31, 2011:

	Warrants
	Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	3.25	$0.09	300,000	$0.09
$0.75	2,022,750	0.38	$0.75	2,022,750	$0.75
$1.50	3,471,000	0.17	$1.50	3,471,000	$1.50

At October 31, 2012 and October 31, 2011, the weighted-average exercise price of all warrants was $0.09 and $1.17, respectively, and the weighted-average remaining contractual life was 2.25 and 0.40 years, respectively.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

(8) Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Years Ended
	October 31,
	2012	2011

United States Statutory Corporate
Income Tax Rate	34.0%	34.0%
Change in Valuation Allowance on
Deferred Tax Assets	(34.0)%	(34.0)%

Income Tax Provision	--%	--%

The components of deferred tax assets (liabilities) at October 31, 2012 and October 31, 2011 are as follows:

	2012	2011

Deferred Tax Assets - Current
Accrued Vacation Pay	$ 7,873	$ 7,599
Valuation Allowance	(7,873)	(7,599)
	--	--
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	1,133,906	1,262,414
Property and Equipment	(1,612)	(3,694)
Equity Instruments	2,000	574,440
Valuation Allowance	(1,134,294)	(1,833,160)

Net Deferred Tax Asset	$ --	$ --

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization. The valuation allowance decreased by approximately $(699,000) and $(14,000) in the years ended October 31, 2012 and 2011, respectively.

(9) Related Party Transactions

On May 3, 2011, we executed a promissory note in the amount of $50,000 payable to our Chief Executive Officer (“CEO”).  The note, which is due on demand, accrues interest at 8% per annum.  The proceeds were used for working capital purposes.

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

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

As of October 31, 2012 and 2011, the promissory note balance due our CEO is $164,173 and $210,000, respectively, and the related accrued interest is $23,570 and $18,685, respectively.

Interest expense in the amount of $14,058 and $10,520 has been accrued for these notes in the years ended October 31, 2012 and 2011, respectively.

(10) Commitments and Contingencies

Employment Agreements

We currently employ our CEO at an annual salary of $150,000.  Since April 1, 2009, the CEO’s compensation has continued at the same annual salary as per the terms of his two year contract extension dated April 1, 2007.

Leases

We presently lease office space in Crystal River, Florida, on a month to month basis. The terms are a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement. Rental expense, including allocated utilities, for the years ended October 31, 2012 and 2011 amounted to approximately $35,000 and $39,000, respectively.

Significant Customers

In fiscal 2012, three customers generated 33%, 20% and 11% of our revenues.  Two such customers and one other accounted for 59%, 17% and 14% of our accounts receivable and accrued revenue at October 31, 2012.

In fiscal 2011, three customers generated 47%, 22% and 18% of our revenues.  Two such customers accounted for 47% and 11% of our accounts receivable at October 31, 2011.