Form 10-Q
period 2013-01-31
B-Scada, Inc.
filed 2013-03-07
CIK 1341878

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
For the quarterly period ended: January 31, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 333-150158

B-SCADA INC.

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

The number of shares of the issuer’s common equity outstanding as of March 1, 2013 was 24,586,672 shares of common stock, par value $.0001.

B-SCADA, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

B-SCADA, INC.

BALANCE SHEETS

	January 31,	October 31,
	2013	2012
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$408,639	$94,831
Accounts Receivable - Net	68,067	104,965
Accrued Revenue	13,333	148,750
Prepaid Expenses and Other Current Assets	3,790	4,770
Total Current Assets	493,829	353,316

Property and Equipment – Net	11,597	9,029

Other Assets
Security Deposits	3,650	3,650

Total Assets	$509,076	$365,995

Liabilities and Stockholders’ Deficiency
Current Liabilities
Convertible Notes Payable	$50,000	$50,000
Notes Payable - Related Party	164,173	164,173
Accounts Payable and Accrued Liabilities	191,240	163,777
Deferred Revenue	132,637	58,590
Total Current Liabilities	538,050	436,540

Commitments and Contingencies	--	--

Stockholders’ Deficiency
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672
at January 31, 2013 and October 31, 2012	2,459	2,459
Additional Paid in Capital	7,100,728	7,100,728
Accumulated Deficit	(7,132,161)	(7,173,732)
Total Stockholders’ Deficiency	(28,974)	(70,545)

Total Liabilities and Stockholders’ Deficiency	$509,076	$365,995

See the accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF OPERATIONS [UNAUDITED]

	For the Three Months Ended
	January 31,
	2013	2012

Revenue	$274,617	$281,621

Operating Expenses
Payroll Expenses	168,314	166,418
Professional Fees	15,041	15,590
Advertising	11,257	3,271
Depreciation and Amortization	1,288	3,276
Consulting Fees	1,350	650
Office	7,265	2,349
Rent	7,880	9,201
Telephone and Communication	2,237	1,059
Other	14,095	12,935
Total Operating Expenses	228,727	214,749

Operating Income	45,890	66,872

Other Income (Expenses)
Interest Expense	(1,008)	(1,008)
Interest Expense - Related Party	(3,311)	(4,235)
Total Other Income (Expenses)	(4,319)	(5,243)

Income Before Income Taxes	41,571	61,629

Provision for Income Taxes	--	--

Net Income	$41,571	$61,629

Net Income Per Common Share – Basic and Diluted	$--	$--

Weighted-Average Common Shares Outstanding – Basic and Diluted	24,586,672	24,586,672

See the accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Three Months Ended
	January 31,
	2013	2012

Operating Activities
Net Income	$41,571	$61,629
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	1,288	3,276
Deferred Revenue	74,047	1,357

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	36,898	(54,109)
Accrued Revenue	135,417	174,350
Prepaid Expenses and Other Current Assets	980	797
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	27,463	16,964
Net Cash Provided by Operating Activities	317,664	204,264

Investing Activities
Acquisition of Equipment	(3,856)	--
Net Cash Used for Investing Activities	(3,856)	--

Financing Activities
Payment of Note Payable - Related Party	--	(35,827)
Net Cash Used for Financing Activities	--	(35,827)

Change in Cash and Cash Equivalents	313,808	168,437

Cash and Cash Equivalents - Beginning of Period	94,831	13,958

Cash and Cash Equivalents - End of Period	$408,639	$182,395

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$--	$9,173
Income Taxes	$--	$--

See the accompanying notes to financial statements.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2013

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

(2)  Alleviation of Going Concern Qualification

We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities since our inception. The expansion and development of our business has been funded primarily through a combination of private equity and debt and notes from our Chief Executive Officer (“CEO”). As of January 31, 2013, we have approximately $409,000 in cash and cash equivalents. We have signed significant licensing and services agreements with Fortune 500 companies and others and as of January 31, 2013 we have generated $318,000 in cash from operations. We believe that, as a result of this, we currently have sufficient cash and revenue commitments to finance our operations over the next twelve month period. There is no assurance that the income generated from these and future agreements will meet our working capital requirements subsequent to the next twelve months, and if not, we will likely require additional capital. We continue to market our products and services in accordance with our strategic business plan.  We are also looking to raise additional capital to meet our future working capital needs. There are no assurances, however, that we will be successful in our efforts to raise capital or generate sufficient revenues through our marketing efforts.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2013

(3)  Summary of Significant Accounting Policies

Our other accounting policies are set forth in Note 3 to our audited financial statements included in our October 31, 2012 Form 10K

Unaudited Interim Statements - The accompanying unaudited interim financial statements as of January 31, 2013, and for the three months ended January 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of January 31, 2013 and the results of operations and cash flows for the three months ended January 31, 2013 and 2012.  The results of operations for the three months ended January 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after January 31, 2013 through the date of the issuance of the accompanying financial statements.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2013

(4)  New Authoritative Accounting Guidance

On May 12, 2011, the FASB issued ASU 2011-04.  The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework.  Thus, there are few differences between the ASU and its international counterpart, IFRS 13.  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 did not have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

(5)  Property and Equipment

Property and equipment consists of the following:

	January 31,	October 31,	Estimated
	2013	2012	Useful Lives
	[Unaudited]

Computer Equipment	$ 41,523	$ 41,523	5 years
Office Equipment	24,432	24,432	5-7 years
Software	25,422	21,566	3 years
Total	91,377	87,521
Less: Accumulated Depreciation
and Amortization	(79,780)	(78,492)
	$ 11,597	$ 9,029

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2013

(6)  Stockholders’ Deficiency

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At January 31, 2013 there were 24,586,672 common shares issued and outstanding.  An additional 449,350 common shares were reserved for issuance as of January 31, 2013 for outstanding purchase warrants and convertible debt and related interest payable.  There are no shares of preferred stock issued and outstanding.

The following table summarizes the warrants and options.

	For the Three Months Ended		For the Year Ended
	January 31, 2013 (Unaudited)		October 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	300,000	$0.09	5,793,750	$1.17
Granted/Sold	--	--	--	--
Expired/Cancelled	--	--	(5,493,750)	$1.22
Forfeited	--	--	--	--
Exercised	--	--	--	--
Outstanding at end of period	300,000	$0.09	300,000	$0.09

The following table summarizes information about stock warrants outstanding as of January 31, 2013 [Unaudited]:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	2.00	$0.09	300,000	$0.09

The following table summarizes information about stock warrants outstanding as of October 31, 2012:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	2.25	$0.09	300,000	$0.09

At January 31, 2013 and October 31, 2012, the weighted-average exercise price of all warrants was $0.09 and $0.09, respectively, and the weighted-average remaining contractual life was 2.00 years and 2.25 years, respectively.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2013

(7)  Income Taxes

The income tax expense differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended
	January 31,
	2013	2012
	[Unaudited]	[Unaudited]

United States Statutory Corporate
Income Tax Rate	34.0%	34.0%
Change in Valuation Allowance on
Deferred Tax Assets	(34.0)%	(34.0)%

Income Tax Provision	--%	--%

The components of deferred tax assets (liabilities) at January 31, 2013 and October 31, 2012 are as follows:

	January 31,	October 31,
	2013	2012
	[Unaudited]

Deferred Tax Assets - Current
Accrued Vacation Pay	$ 6,530	$ 7,873
Valuation Allowance	(6,530)	(7,873)
	--	--
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	$ 1,118,367	$ 1,133,906
Property and Equipment	(624)	(1,612)
Equity Instruments	2,000	2,000
Valuation Allowance	(1,119,743)	(1,134,294)

Net Deferred Tax Asset	$ --	$ --

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance decreased by approximately $16,000 and $699,000 in the three months ended January 31, 2013 and the year ended October 31, 2012, respectively.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2013

(8)  Related Party Transactions

As of January 31, 2013 and October 31, 2012, the promissory note balance due our CEO is $164,173, and the related accrued interest is $26,880 and $23,570, respectively.

Interest expense in the amount of $3,311 and $4,235 has been accrued for these notes in the three months ended January 31, 2013 and 2012, respectively.

(9)  Commitments and Contingencies

Leases

We presently lease office space in Crystal River, Florida, on a month to month basis. The terms are a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement. Rental expense, including allocated utilities, for the three months ended January 31, 2013 and 2012 amounted to approximately $8,000 and $9,000, respectively.

(10)  Subsequent Events

On February 3, 2013, we paid $45,000 to our CEO for partial payment of promissory notes and accrued interest owed him.  The payment included principal in the amount of $36,173 and accrued interest of $8,827.

On February 25, 2013, we paid $45,000 to our CEO for partial payment of promissory notes and accrued interest owed him.  The payment included principal in the amount of $37,500 and accrued interest of $7,500.

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

Overall Strategic Goals

Our goal is to become a leading supplier of HMI and SCADA systems to industry. Using some of the best talent in the industry, we build our monitoring systems in house and sell them into various vertical markets including building automation, petro chemical, transportation, electricity distribution and EPA emissions monitoring. Smaller firms and Fortune 500 companies have recognized the talent of our technical staff and the unique capabilities of our technology. This has given us the ability to license portions of our technology to other companies to use in their software systems.

Product Description

‘Status Vision Designer(R)’ (“Status Designer”) was released in January 2009 as an industrial control and monitoring application for heavy industry and manufacturing.

Status Designer falls into the category of a SCADA (Supervisory Control and Data Acquisition) or HMI (Human Machine Interface) software application.

Status Vision Designer(R) is a powerful data visualization software package that allows the user to create highly graphical screens and connect the controls on the screens to real-time data. The screens can then be published and viewed by anyone within the company or from the web.

Status Designer has built-in connectivity to real-time OPC (Open Process Control) data (including  OPCUA (Unified Architecture)) and can very easily be extended to bind to other types of data. OPC data is primarily used in the manufacturing and process control industries. The market appeal for Status Designer is its ability to connect to a variety of OPC servers and display real-time data from hundreds of data sources.

We have attracted a number of resellers and system integrators that are now promoting and using ‘Status Designer’ in commercial settings. We believe that this will result in greater sales and distribution of our software through retail outlets and to original equipment manufacturers (“OEM”s). We are also targeting potential customers to offer customized applications to meet their industry requirements.   Status Designer is now being used to monitor one of the largest subway systems in the world in Seoul, South Korea. Status monitors HVAC performance in pharmaceutical manufacturing facilities, electricity distribution, mining equipment and furniture manufacturing. Status is used in various monitoring applications in numerous verticals in the United States and around the world in numerous countries including Germany, Sweden, Taiwan, Kuwait, Malaysia, Chile, Canada, United Kingdom, Italy, Turkey, South Africa, Russia and France.

Consulting

In addition to sales of Status, we generate revenue by providing consulting services to companies that wish to extend and customize our technology. We also provide development and design services. We also offer training and graphic design services and produce 3D models of equipment and machinery for use in mimics.

From initial consulting services and custom development, to embedding our Aurora software into their solution, we have the expertise and personnel to assist.

Status Designer was designed from the ground up to be extensible. Numerous companies have written custom data sources or asked B-Scada to create custom data sources to provide their real time data into Status Designer.

Technology Licensing

In addition to selling our own software products, we also license the technology we have developed to other software companies. Long-term licenses to multinational software companies are a major part of our business.  The lead time for our engineers to work with theirs in developing successful integration of our software with their future products is fairly long-from nine months to two years - but the result is a multiyear high revenue license which provides substantial revenue to us for years to come.  We have four such agreements in place with Fortune 500 companies, and numerous agreements with smaller firms

The products developed using B-Scada’s technology include industrial automation solutions, medical applications for use in hospitals, smart grid, HVAC and line of business applications. The relationships established through licensing are very strategic and may lead to acquisitions to prevent competitive companies from having the same strategic benefits.

Growth Strategy

B-Scada software can collect vital information of what is happening with the system it is monitoring. This data can be very valuable for such activities as scheduling, predictive maintenance and manufacturing execution. Our growth strategy is to grow our software offerings beyond SCADA and provide a more complete and valuable offering to our customers. These additional software products may be developed in house as the company grows, or added through a business acquisition. We would need to raise capital to finance an acquisition, either through debt or equity public or private offerings. There is no assurance that we will be able to raise capital in an amount necessary to finance such acquisition or on acceptable terms.

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

We are currently selling our products directly over the Internet from our website and through resellers to end users and system integrators. We will also target potential customers to offer customized applications to meet their industry requirements.

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

Results of Operations

Comparison of the Three Months Ended January 31, 2013 and 2012

The following table sets forth, for the periods indicated, certain items from the statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

	For the three months ended January 31,
	2013		2012
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$ 274,617	100%	$ 281,621	100%

Operating expenses:
Compensation costs	$ 168,314	61%	$ 166,418	59%
Consulting fees	$ 1,350	0%	$ 650	0%
Advertising	$ 11,257	4%	$ 3,271	1%
Professional fees	$ 15,041	5%	$ 15,590	6%

Interest and debt costs	$ 4,319	2%	$ 5,243	2%

Net Income	$ 41,571	15%	$ 61,629	22%

Net income per share - basic and
diluted	$ --		$ --

Revenues

Our revenues for the three months ended January 31, 2013 amounted to $274,617 compared to fiscal 2012 revenues of $281,621. Revenues for the period decreased by approximately $7,000 (2%). During fiscal 2013, we had increases in developmental services and support revenues of $39,000 and $38,000, respectively, which were reduced by decreases in technology licensing revenues of $84,000. We continue to implement our strategic goals to increase revenue from the sales of our products and services. In the first quarter of fiscal 2013, we signed two multi-year license and support fee agreements that in total will be in excess of $2 million dollars over the initial seven year term of the agreements. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies that may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses.  Payroll expenses amounted to $168,314 in the three months ended January 31, 2013 compared to $166,418 in the three months ended January 31, 2012. Payroll expenses increased by $1,896 (1%) and 61% of revenues compared to 59% of revenues at January 31, 2012. We continue to manage our payroll costs as we implement our strategic plan.

Advertising costs have increased to $11,257 in the three months ended January 31, 2013 from $3,271 in the three months ended January 31, 2012, an increase of $7,986 primarily from increases in marketing expense. As operations improved we have reinstated our advertising budget since we believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Professional fees of $15,041 in the three months ended January 31, 2013 are comparative with the $15,590 in the three months ended January 31, 2012. Consulting fees of $1,350 in the three months ended January 31, 2013 are comparative with $650 in the three months ended January 31, 2012.

Interest and Debt Costs

Interest expense decreased from $5,243 in the three months ended January 31, 2012 to $4,319 in the three months ended January 31, 2013. Interest expense is incurred on the promissory notes totaling $164,173 with our CEO and $50,000 on outstanding convertible debentures.

Income Taxes

The expected tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Income

Net income in the three months ended January 31, 2013 totaled $41,571 (15% of revenues) compared to $61,629 (22% of revenues) in the three months ended January 31, 2012, a decrease of $20,058 (33%) as discussed above.

Liquidity and Capital Resources

We fund our operations through sales of our products and services and debt and equity financings.

At January 31, 2013 we had cash and cash equivalents of $409,000 compared to $95,000 at October 31, 2012. The increase of $314,000 is primarily attributable to cash generated from operations.

Cash Flows

Net cash provided by operating activities amounted to $318,000 and $204,000 in the three months ended January 31, 2013 and 2012, respectively. Net cash from operations increased as a result of the additional cash and revenues generated in the first quarter of fiscal 2013 from our licensing agreements and service revenues while we managed to maintain operating costs for compensation, advertising and professional fees as discussed above.

In the first quarter of fiscal 2013, cash was used for investing activities for the acquisition of equipment in the amount of $3,856. There were no cash investing activities in the first quarter of fiscal 2012.

In the first quarter of fiscal 2012, cash was used for financing activities by a loan payment to our CEO in the amount of $35,827. There were no cash financing activities in the first quarter of fiscal 2013.

We believe that our cash on hand at January 31, 2013 along with our revenue commitments will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. We are also looking to raise additional capital through debt and/or equity financings. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future. There is also no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us.

Contractual Obligations

Not Applicable

Off-Balance Sheet Arrangements

As of January 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Not Applicable

Recent Accounting Pronouncements

On May 12, 2011, the FASB issued ASU 2011-04.  The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework.  Thus, there are few differences between the ASU and its international counterpart, IFRS 13.  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2013.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of January 31, 2013.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of January 31, 2013.  Management’s assessment identified the following material weaknesses:

•

As of January 31, 2013, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission.

•

As of January 31, 2013, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of January 31, 2013, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of January 31, 2013, there were no independent directors and no independent audit committee.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

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

B-SCADA, INC.

Dated: March 6, 2013	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer