Form 10-Q
period 2013-04-30
B-Scada, Inc.
filed 2013-06-13
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s common equity outstanding as of June 12, 2013 was 24,586,672 shares of common stock, par value $.0001.

B-SCADA, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

B-SCADA, INC.

BALANCE SHEETS

	April 30,	October 31,
	2013	2012
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$560,116	$94,831
Accounts Receivable - Net	111,165	104,965
Accrued Revenue	100,000	148,750
Prepaid Expenses and Other Current Assets	2,553	4,770
Total Current Assets	773,834	353,316

Property and Equipment - Net	13,354	9,029

Other Assets
Security Deposits	3,650	3,650

Total Assets	$790,838	$365,995

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities
Convertible Notes Payable	$50,000	$50,000
Notes Payable - Related Party	90,500	164,173
Accounts Payable and Accrued Liabilities	125,654	163,777
Deferred Revenue	355,902	58,590
Total Current Liabilities	622,056	436,540

Commitments and Contingencies	--	--

Stockholders’ Equity (Deficiency)
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672
at April 30, 2013 and October 31, 2012	2,459	2,459
Additional Paid in Capital	7,100,728	7,100,728
Accumulated Deficit	(6,934,405)	(7,173,732)
Total Stockholders’ Equity (Deficiency)	168,782	(70,545)

Total Liabilities and Stockholders’ Equity (Deficiency)	$790,838	$365,995

See the accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF OPERATIONS [UNAUDITED]

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

Revenue	$440,270	$197,508	$714,887	$479,129

Operating Expenses
Payroll Expenses	191,186	164,215	359,500	330,633
Professional Fees	14,053	11,308	29,094	26,898
Advertising	12,975	5,348	24,232	8,619
Depreciation and Amortization	1,257	3,319	2,545	6,595
Consulting Fees	1,823	1,070	3,173	1,720
Office	1,827	1,082	9,092	3,431
Rent	8,514	9,085	16,394	18,286
Telephone and Communication	1,943	2,724	4,180	3,783
Other	5,858	9,723	19,953	22,658
Total Operating Expenses	239,436	207,874	468,163	422,623

Operating Income (Loss)	200,834	(10,366)	246,724	56,506

Other Expenses
Interest Expense	(1,008)	(1,008)	(2,017)	(2,017)
Interest Expense - Related Party	(2,070)	(3,311)	(5,380)	(7,545)
Total Other Expenses	(3,078)	(4,319)	(7,397)	(9,562)

Income (Loss) Before Income Taxes	197,756	(14,685)	239,327	46,944

Provision for Income Taxes	--	--	--	--

Net Income (Loss)	$197,756	$(14,685)	$239,327	$46,944

Basic Earnings (Loss) Per Common Share	$0.01	$--	$0.01	$--

Diluted Earnings (Loss) Per Common Share	$0.01	$--	$0.01	$--

Weighted-Average Common Shares Outstanding for Basic Earnings (Loss) Per
Common Share	24,586,672	24,586,672	24,586,672	24,586,672

Weighted-Average Common Shares Outstanding for Diluted Earnings (Loss) Per
Common Share	24,754,965	24,586,672	24,671,865	24,586,672

See the accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Six Months Ended
	April 30,
	2013	2012

Operating Activities
Net Income	$239,327	$46,944
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	2,545	6,595
Deferred Revenue	297,312	122,391

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(6,200)	(39,155)
Accrued Revenue	48,750	174,350
Prepaid Expenses and Other Current Assets	2,217	1,057
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(38,123)	(27,388)
Net Cash Provided by Operating Activities	545,828	284,794

Investing Activities
Acquisition of Property and Equipment	(6,870)	(4,421)
Net Cash Used for Investing Activities	(6,870)	(4,421)

Financing Activities
Payment of note payable - related party	(73,673)	(45,827)
Net Cash Used for Financing Activities	(73,673)	(45,827)

Change in Cash and Cash Equivalents	465,285	234,546

Cash and Cash Equivalents - Beginning of Period	94,831	13,958

Cash and Cash Equivalents - End of Period	$560,116	$248,504

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$16,327	$9,173
Income Taxes	$--	$--

See the accompanying notes to financial statements.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2013

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

(2) Alleviation of Going Concern

We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities since our inception. The expansion and development of our business has been funded primarily through a combination of private equity and debt and notes from our Chief Executive Officer. As of April 30, 2013, we have approximately $560,000 in cash and cash equivalents. We have signed significant licensing and services agreements with Fortune 500 companies and others and for the six month period ended April 30, 2013 we have generated $546,000 in cash from operations. We believe that, as a result of this, we currently have sufficient cash and revenue commitments to finance our operations over the next twelve month period. There is no assurance that the income generated from these and future agreements will meet our working capital requirements subsequent to the next twelve months, and if not, we will likely require additional capital. We continue to market our products and services in accordance with our strategic business plan.  We are also looking to raise additional capital to meet our future working capital needs. There are no assurances, however, that we will be successful in our efforts to raise capital or generate sufficient revenues through our marketing efforts.

(3) Summary of Significant Accounting Policies

Our other accounting policies are set forth in Note 3 to our audited financial statements included in our October 31, 2012 Form 10K

Unaudited Interim Statements - The accompanying unaudited interim financial statements as of April 30, 2013, and for the three and six months ended April 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 2013 and the results of operations for the three and six months ended April 30, 2013 and 2012 and the cash flows for the six months ended April 30, 2013 and 2012.  The results of operations for the six months ended April 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2013

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

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after April 30, 2013 through the issuance of the accompanying financial statements.

(4) New Authoritative Accounting Guidance

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

(5) Property and Equipment

Property and equipment consists of the following:

	April 30, 2013	October 31, 2012	Estimated Useful Lives
	[Unaudited]
Computer Equipment	$ 44,537	$ 41,523	5 years
Office Equipment	24,432	24,432	5-7 years
Software	25,422	21,566	3 years
Total	94,391	87,521
Less: Accumulated Depreciation
and Amortization	(81,037)	(78,492)
	$ 13,354	$ 9,029

(6) Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At April 30, 2013 there were 24,586,672 common shares issued and outstanding.  An additional 451,366 common shares were reserved for issuance as of April 30, 2013 for outstanding purchase warrants and convertible debt and related interest payable.  There are no shares of preferred stock issued and outstanding.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2013

(6) Stockholders’ Equity (continued)

The following table summarizes the warrants and options.

	For the Six Months Ended		For the Year Ended
	April 30, 2013 (Unaudited)		October 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	300,000	$0.09	5,793,750	$1.17
Granted/Sold	--	--	--	--
Expired/Cancelled	--	--	(5,493,750)	$1.22
Forfeited	--	--	--	--
Exercised	--	--	--	--
Outstanding at end of period	300,000	$0.09	300,000	$0.09

The following table summarizes information about stock warrants outstanding as of April 30, 2013 [Unaudited]:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price

$0.09	300,000	1.75	$0.09	300,000	$0.09

The following table summarizes information about stock warrants outstanding as of October 31, 2012:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price

$0.09	300,000	2.25	$0.09	300,000	$0.09

At April 30, 2013 and October 31, 2012, the weighted-average exercise price of all warrants was $0.09 and $0.09, respectively, and the weighted-average remaining contractual life was 1.75 and 2.25 years, respectively.

(7)  Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three and six months ended April 30, 2013 (there were no dilutive securities in the three and six months ended April 30, 2012):

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2013

(7)  Earnings Per Share (continued)

	For the three months ended April 30, 2013
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Income Available to Common Stockholders	$ 197,756	24,586,672	$ 0.01
Effect of Dilutive Securities:
Warrants	--	168,293
Diluted EPS:
Income Available to Common Stockholders
Plus Assumed Exercises	$ 197,756	24,754,965	$ 0.01

	For the six months ended April 30, 2013
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Income Available to Common Stockholders	$ 239,327	24,586,672	$ 0.01
Effect of Dilutive Securities:
Warrants		85,193	--
Diluted EPS:
Income Available to Common Stockholders
Plus Assumed Exercises	$ 239,327	24,671,865	$ 0.01

(8) Income Taxes

The income tax expense differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Six Months Ended
	April 30,
	2013	2012
	[Unaudited]	[Unaudited]

United States Statutory Corporate
Income Tax Rate	34.0%	34.0%
Change in Valuation Allowance on
Deferred Tax Assets	(34.0)%	(34.0)%

Income Tax Provision	--%	--%

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2013

(8) Income Taxes (continued)

The components of deferred tax assets (liabilities) at April 30, 2013 and October 31, 2012 are as follows:

	April 30, 2013	October 31, 2012
	[Unaudited]

Deferred Tax Assets - Current
Accrued Vacation Pay	$ 10,809	$ 7,873
Valuation Allowance	(10,809)	(7,873)
	--	--
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	1,046,851	1,133,906
Property and Equipment	(624)	(1,612)
Equity Instruments	2,000	2,000
Valuation Allowance	(1,048,227)	(1,134,294)

Net Deferred Tax Asset	$ --	$ --

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance decreased by approximately $83,000 and $699,000 in the six months ended April 30, 2013 and the year ended October 31, 2012, respectively.

(9) Related Party Transactions

On February 5, 2013, we paid $45,000 to our Chief Executive Officer (“CEO”) for partial payment of promissory notes and accrued interest owed him.  The payment included principal in the amount of $36,173 and accrued interest of $8,827.

On February 25, 2013, we paid $45,000 to our Chief Executive Officer (“CEO”) for partial payment of promissory notes and accrued interest owed him.  The payment included principal in the amount of $37,500 and accrued interest of $7,500.

As of April 30, 2013 and October 31, 2012, the promissory note balance due our CEO is $90,500 and $164,173, respectively, and the related accrued interest is $12,623 and $23,570, respectively.

Interest expense in the amount of $5,380 and $7,545 has been accrued for these notes in the six months ended April 30, 2013 and 2012, respectively.

(10) Commitments and Contingencies

Leases

We presently lease office space in Crystal River, Florida, on a month to month basis. The terms are a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement. Rental expense, including allocated utilities, for the six months ended April 30, 2013 and 2012 amounted to approximately $16,000 and $18,000, respectively.

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

Comparison of the Three Months Ended April 30, 2013 and 2012

	For the three months ended April 30,
	2013		2012
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$440,270	100%	$197,508	100%

Operating expenses:
Compensation costs	$191,186	43%	$164,215	83%
Consulting fees	$1,823	0%	$1,070	1%
Advertising	$12,975	3%	$5,348	3%
Professional fees	$14,053	3%	$11,308	6%

Interest and debt costs	$3,078	1%	$4,319	2%

Net income (loss)	$197,756	45%	$(14,685)	(7)%

Net income (loss) per share - basic	$0.01		$--

Net income (loss) per share - diluted	$0.01		$--

Revenues

Our revenues for the three months ended April 30, 2013 amounted to $440,270 compared to the comparative 2012 period of $197,508.  Revenues for the period increased by $242,762 (123%) as we continue to expand our customer base. The increase was a result of revenue increases in license and royalty fees ($128,000), maintenance and support fees ($60,000) and developmental services revenues ($55,000).  Developmental services revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies that may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses.  Payroll expenses amounted to $191,186 in the three months ended April 30, 2013 compared to $164,215 in the three months ended April 30, 2012. Payroll expenses increased $26,971 (16%) as we needed to add employees to service our new business. Payroll expenses, however, decreased as a percentage of revenues from 83% to 43% for the period.

Advertising costs increased to $12,975 in the three months ended April 30, 2013 from $5,348 in the three months ended April 30, 2012, an increase of $7,627 (143%), primarily from increases in marketing expense. We believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Professional fees increased to $14,053 in the three months ended April 30, 2013 from $11,308 in the three months ended April 30, 2012, an increase of $2,745 (24%), primarily related to increased accounting costs to prepare our required filings as a public company.

Consulting fees of $1,823 in the three months ended April 30, 2013 are comparative with $1,070 in the three months ended April 30, 2012.

Interest and Debt Costs

Interest expense decreased to $3,078 in the three months ended April 30, 2013 from $4,319 in the three months ended April 30, 2012 as we paid back $73,673 in promissory notes to our CEO in February 2013. Interest expense is incurred on the promissory notes with our CEO, now totaling $90,500, and on $50,000 in outstanding convertible debentures.

Net Income (Loss)

Net income in the three months ended April 30, 2013 totaled $197,756 (45% of revenues) compared to a net loss of ($14,685) (7%) of revenues) in the three months ended April 30, 2012 an increase of $212,441 (1,447%), as discussed in the above components.

Comparison of the Six Months Ended April 30, 2013 and 2012

	For the six months ended April 30,
	2013		2012
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$714,887	100%	$479,129	100%

Operating expenses:
Compensation costs	$359,500	50%	$330,633	69%
Consulting fees	$3,173	0%	$1,720	0%
Advertising	$24,232	3%	$8,619	2%
Professional fees	$29,094	4%	$26,898	6%

Interest and debt costs	$7,397	1%	$9,562	2%

Net income	$239,327	33%	$46,944	10%

Net income per share - basic	$0.01		$--

Net income per share - diluted	$0.01		$--

Revenues

Our revenues for the six months ended April 30, 2013 amounted to $714,887 compared to the comparative 2012 period of $479,129. Revenues for the period increased by $235,758 (49%) as we continue to expand our customer base. The increase was a result of revenue increases in license and royalty fees ($45,000), maintenance and support fees ($98,000) and developmental services revenues ($93,000). Developmental services revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses. Payroll expenses amounted to $359,500 in the six months ended April 30, 2013 compared to $330,633 in the six months ended April 30, 2012. Payroll expenses increased $28,867 (9%) as we needed to add employees to service our new business. Payroll expenses, however, decreased as a percentage of revenues from 69% to 50% for the period.

Advertising costs have increased to $24,232 in the six months ended April 30, 2013 from $8,619 in the six months ended April 30, 2012, an increase of $15,613 (181%) primarily from increases in marketing expense. We believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Professional fees increased to $29,094 in the six months ended April 30, 2013 from $26,898 in the six months ended April 30, 2012, an increase of $2,196 (8%), primarily related to increased accounting costs to prepare our required filings as a public company.

Consulting fees increased to $3,173 in the six months ended April 30, 2013 from $1,720 in the six months ended April 30, 2012.

Interest and Debt Costs

Interest expense decreased to $7,397 in the six months ended April 30, 2013 from $9,562 in the six months ended April 30, 2012, as we paid back $73,673 in promissory notes to our CEO in February 2013. Interest expense is incurred on the promissory notes with our CEO, now totaling $90,500, and on $50,000 in outstanding convertible debentures.

Income Taxes

The potential future tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Income

Net income in the six months ended April 30, 2013 totaled $239,327 (33% of revenues) compared to $46,944 (10% of revenues) in the six months ended April 30, 2012 an increase of $192,383 (410%), as discussed in the above components.

Liquidity and Capital Resources

We fund our operations through sales of our products and services and debt and equity financings.

At April 30, 2013 we had cash and cash equivalents of $560,000 compared to $95,000 at October 31, 2012. The increase of $465,000 is primarily attributable to cash generated from operations.

Cash Flows

Net cash provided by operating activities amounted to $546,000 and $285,000 in the six months ended April 30, 2013 and 2012, respectively. Net cash from operations increased as a result of the additional cash generated in the second quarter of fiscal 2013 from our licensing agreements and services revenues while we managed to maintain operating costs as discussed above.

In the six months ended April 30, 2013 and 2012, cash was used for investing activities for the acquisition of property and equipment in the amount of $6,870 and $4,421, respectively.

In the six months ended April 30, 2013 and 2012, cash was used for financing activities for promissory note repayments to our CEO in the amount of $73,673 and $45,827, respectively.

We believe that our cash on hand at April 30, 2013, along with our revenue commitments,  will be sufficient to fund our operations for at least the next 12 months. We have signed significant long-term licensing agreements and continue to market our products and services in accordance with our strategic business plan. We are also looking to raise additional capital through debt and/or equity financings. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future. There is also no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us.

Contractual Obligations

Not Applicable

Off-Balance Sheet Arrangements

As of April 30, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2013.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of April 30, 2013.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of April 30, 2013.  Management’s assessment identified the following material weaknesses:

•

As of April 30, 2013, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission.

•

As of April 30, 2013, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of April 30, 2013, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of April 30, 2013, there were no independent directors and no independent audit committee.

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

B-SCADA, INC.

Dated: June 13, 2013	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer