Form 10-Q
period 2013-07-31
B-Scada, Inc.
filed 2013-09-09
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2013
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

The number of shares of the issuer’s common equity outstanding as of September 1, 2013 was 24,586,672 shares of common stock, par value $.0001.

B-SCADA, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

B-SCADA, INC.

BALANCE SHEETS

	July 31,	October 31,
	2013	2012
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$609,380	$94,831
Accounts Receivable - Net	139,636	104,965
Accrued Revenue	1,800	148,750
Prepaid Expenses and Other Current Assets	1,080	4,770
Total Current Assets	751,896	353,316

Property and Equipment - Net	12,047	9,029

Other Assets
Security Deposits	3,650	3,650

Total Assets	$767,593	$365,995

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities
Convertible Notes Payable	$50,000	$50,000
Notes Payable - Related Party	90,500	164,173
Accounts Payable and Accrued Liabilities	136,279	163,777
Deferred Revenue	244,092	58,590
Total Current Liabilities	520,871	436,540

Commitments and Contingencies	--	--

Stockholders’ Equity (Deficiency)
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672
at July 31, 2013 and October 31, 2012	2,459	2,459
Additional Paid in Capital	7,100,728	7,100,728
Accumulated Deficit	(6,856,465)	(7,173,732)
Total Stockholders’ Equity (Deficiency)	246,722	(70,545)

Total Liabilities and Stockholders’ Equity (Deficiency)	$767,593	$365,995

See the accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF OPERATIONS [UNAUDITED]

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012

Revenue	$340,144	$179,893	$1,055,031	$659,022

Operating Expenses
Payroll Expenses	193,248	153,892	552,748	484,525
Professional Fees	14,086	13,750	43,180	40,648
Advertising	14,713	8,298	38,945	16,917
Depreciation and Amortization	1,306	3,028	3,851	9,623
Consulting Fees	1,635	1,114	4,808	2,834
Office	7,770	8,846	16,862	12,277
Rent	9,032	8,188	25,426	26,474
Telephone and Communication	1,908	2,266	6,088	6,049
Other	15,673	7,103	35,626	29,761
Total Operating Expenses	259,371	206,485	727,534	629,108

Operating Income (Loss)	80,773	(26,592)	327,497	29,914

Other Expenses
Interest Expense	(1,008)	(1,008)	(3,024)	(3,024)
Interest Expense - Related Party	(1,825)	(3,310)	(7,206)	(10,856)
Total Other Expenses	(2,833)	(4,318)	(10,230)	(13,880)

Income (Loss) Before Income Taxes	77,940	(30,910)	317,267	16,034

Provision for Income Taxes	--	--	--	--

Net Income (Loss)	$77,940	$(30,910)	$317,267	$16,034

Basic Earnings (Loss) Per Common Share	$--	$--	$0.01	$--

Diluted Earnings (Loss) Per Common Share	$--	$--	$0.01	$--

Weighted-Average Common Shares Outstanding - Basic Earnings (Loss) Per
Common Share	24,586,672	24,586,672	24,586,672	24,586,672

Weighted-Average Common Shares Outstanding - Diluted Earnings (Loss) Per
Common Share	24,749,092	24,586,672	24,714,351	24,586,672

See the accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Nine Months Ended
	July 31,
	2013	2012

Operating Activities
Net Income	$317,267	$16,034
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	3,851	9,623
Deferred Revenue	185,502	71,644

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(34,671)	(38,131)
Accrued Revenue	146,950	174,350
Prepaid Expenses and Other Current Assets	3,690	(3,510)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(27,497)	(21,991)
Net Cash Provided by Operating Activities	595,092	208,019

Investing Activities
Acquisition of Property and Equipment	(6,870)	(4,421)
Net Cash Used for Investing Activities	(6,870)	(4,421)

Financing Activities
Payment of note payable - related party	(73,673)	(45,827)
Net Cash Used for Financing Activities	(73,673)	(45,827)

Change in Cash and Cash Equivalents	514,549	157,771

Cash and Cash Equivalents - Beginning of Period	94,831	13,958

Cash and Cash Equivalents - End of Period	$609,380	$171,729

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$16,327	$9,173
Income Taxes	$--	$--

See the accompanying notes to financial statements.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2013

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

(2) Summary of Significant Accounting Policies

Our other accounting policies are set forth in Note 3 to our audited financial statements included in our October 31, 2012 Form 10K

Unaudited Interim Statements - The accompanying unaudited interim financial statements as of July 31, 2013, and for the three and nine months ended July 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of July 31, 2013, the results of operations for the three and nine months ended July 31, 2013 and 2012 and the cash flows for the nine months ended July 31, 2013 and 2012. The results of operations for the nine months ended July 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Concentration of Credit Risk - The company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable.  The company places its cash with high credit quality institutions, however, amounts in excess of the FDIC insurance limit are subject to credit risk.  At July 31, 2013 approximately $359,000 was subject to credit risk.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2013

(2) Summary of Significant Accounting Policies (continued)

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

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after July 31, 2013 through the issuance of the accompanying financial statements.

(3) New Authoritative Accounting Guidance

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

(4) Property and Equipment

Property and equipment consists of the following:

	July 31, 2013	October 31, 2012	Estimated Useful Lives
	[Unaudited]
Computer Equipment	$ 44,537	$ 41,523	5 years
Office Equipment	24,432	24,432	5-7 years
Software	25,422	21,566	3 years
Total	94,391	87,521
Less: Accumulated Depreciation
and Amortization	(82,344)	(78,492)
	$ 12,047	$ 9,029

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2013

(5) Stockholders’ Equity (Deficiency)

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At July 31, 2013 and October 31, 2012 there were 24,586,672 common shares issued and outstanding.  An additional 453,384 common shares were reserved for issuance as of July 31, 2013 for outstanding purchase warrants and convertible debt and related interest payable.  There are no shares of preferred stock issued and outstanding.

The following table summarizes the warrants and options.

	For the Nine Months Ended		For the Year Ended
	July 31, 2013 (Unaudited)		October 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	300,000	$0.09	5,793,750	$1.17
Granted/Sold	--	--	--	--
Expired/Cancelled	--	--	(5,493,750)	$1.22
Forfeited	--	--	--	--
Exercised	--	--	--	--
Outstanding at end of period	300,000	$0.09	300,000	$0.09

The following table summarizes information about stock warrants outstanding as of July 31, 2013 [Unaudited]:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price

$0.09	300,000	1.50	$0.09	300,000	$0.09

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2013

(5) Stockholders’ Equity (Deficiency) (continued)

The following table summarizes information about stock warrants outstanding as of October 31, 2012:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price

$0.09	300,000	2.25	$0.09	300,000	$0.09

At July 31, 2013 and October 31, 2012, the weighted-average exercise price of all warrants was $0.09 and $0.09, respectively, and the weighted-average remaining contractual life was 1.50 and 2.25 years, respectively.

(6)  Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three and nine months ended July 31, 2013 (there were no dilutive securities in the three and nine months ended July 31, 2012):

	For the three months ended July 31, 2013
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Income Available to Common Stockholders	$ 77,940	24,586,672	$ --
Effect of Dilutive Securities:
Warrants	--	162,420	--
Diluted EPS:
Income Available to Common Stockholders
Plus Assumed Exercises	$ 77,940	24,749,092	$ --

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2013

(6)  Earnings Per Share (continued)

	For the nine months ended July 31, 2013
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Income Available to Common Stockholders	$ 317,267	24,586,672	$ 0.01
Effect of Dilutive Securities:
Warrants	--	127,679	--
Diluted EPS:
Income Available to Common Stockholders
Plus Assumed Exercises	$ 317,267	24,714,351	$ 0.01

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

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2013

(7) Income Taxes (continued)

The components of deferred tax assets (liabilities) at July 31, 2013 and October 31, 2012 are as follows:

	July 31, 2013	October 31, 2012
	[Unaudited]

Deferred Tax Assets - Current
Accrued Vacation Pay	$ 8,838	$ 7,873
Valuation Allowance	(8,838)	(7,873)
	--	--
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	1,022,561	1,133,906
Property and Equipment	(862)	(1,612)
Equity Instruments	2,000	2,000
Valuation Allowance	(1,023,699)	(1,134,294)

Net Deferred Tax Asset	$ --	$ --

We have established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance decreased by approximately $ 110,000 and $ 699,000 in the nine months ended July 31, 2013 and the year ended October 31, 2012, respectively.

(8) Related Party Transactions

On February 5, 2013, we paid $45,000 to our Chief Executive Officer ("CEO") for partial payment of promissory notes and accrued interest owed him.  The payment included principal in the amount of $36,173 and accrued interest of $8,827.

On February 25, 2013, we paid $45,000 to our CEO for partial payment of promissory notes and accrued interest owed him.  The payment included principal in the amount of $37,500 and accrued interest of $7,500.

As of July 31, 2013 and October 31, 2012, the promissory note balance due our CEO is $90,500 and $164,173, respectively, and the related accrued interest is $14,448 and $23,570, respectively.

Interest expense in the amount of $7,206 and $10,856 has been accrued for these notes in the nine months ended July 31, 2013 and 2012, respectively.

(9) Commitments and Contingencies

Leases

We presently lease office space in Crystal River, Florida, on a month to month basis. The terms are a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement. Rental expense, including allocated utilities, for the nine months ended July 31, 2013 and 2012 amounted to approximately $25,000 and $26,000, respectively.

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

Executive Summary

Since 2003, our experience in building and deploying HMI (Human Machine Interface) and SCADA (Supervisory Control and Data Acquisition) Systems has given us a unique perspective and insight into new data visualization possibilities with emerging technologies.

We specialize in the compelling visualization of real-time data. B-Scada has produced exceptional data visualization solutions for manufacturing, power and utilities, automation, and other fields of business making use of HMI and SCADA software products.

Our in-house expertise and experience has provided us the opportunity to partner with companies from various vertical markets, and assist them in developing custom solutions that meet their specific needs. Our goal is to help our clients transfer their real-time production and operational data into actionable information through graphically-compelling, functional, and intuitive user interfaces.

Overall Strategic Goals

Our goal is to become a leading supplier of HMI and SCADA systems to industry. Using some of the best talent in the industry, we build our monitoring systems in house and sell them into various vertical markets worldwide including building automation, petro chemical, transportation, electricity distribution and EPA emissions monitoring. Smaller firms and Fortune 500 companies have recognized the talent of our technical staff and the unique capabilities of our technology. This has given us the ability to license portions of our technology to other companies to use in their software systems.

Products and Services

Our technology team has extensive experience in software design and development and has designed, built and delivered, over the years, world-class software solutions for numerous vertical markets. In addition to software development, we also derive income from consulting services, graphic design and contract development that we offer hand in hand with our software solutions.

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

We are on target to release a significant addition to our SCADA software offering at the end of the year. Status Enterprise will provide greater scalability, data modeling and support for HTML 5 and mobile devices. We do not expect this offering to start generating additional revenue until the end of 2014, as the sales cycles for SCADA products is often several months or more.

Consulting

In addition to sales of Status, we generate revenue by providing consulting services to companies that wish to extend and customize our technology. We provide development and design services. We also offer training and graphic design services and produce 3D models of equipment and machinery for use in mimics.

From initial consulting services and custom development, to embedding our Aurora software into their solution, we have the expertise and personnel to assist.

Status Designer was designed from the ground up to be extensible. Numerous companies have written custom data sources or asked B-Scada to create custom data sources to provide their real time data into Status Designer.

Technology Licensing

In addition to selling our own software products, we also license the technology we have developed to other software companies. Long-term licenses to multinational software companies are a major part of our business.  The lead time for our engineers to work with theirs in developing successful integration of our software with their future products is fairly long - from nine months to two years - but the result is a multiyear high revenue license providing substantial income for us for years to come.  We have several such agreements in place with Fortune 500 companies, and numerous agreements with smaller firms.

The products developed using B-Scada’s technology include industrial automation solutions, medical applications for use in hospitals, smart grid, HVAC and line of business applications. The relationships established through licensing are very strategic and may lead to acquisitions to prevent competitive companies from having the same strategic benefits.

Growth Strategy

B-Scada software can collect vital information of what is happening with the system it is monitoring. This data can be very valuable for such activities as scheduling, predictive maintenance and manufacturing execution. Our growth strategy is to grow our software offerings beyond SCADA and provide a more complete and valuable offering to our customers. These additional software products may be developed in house as the company grows, or added through a business acquisition. Additional capital may be needed to finance such an acquisition, either through debt or equity public or private offerings. There is no assurance that we will be able to raise capital in an amount necessary to finance such acquisition or on acceptable terms.

Revenue Strategy

We are currently generating revenues by licensing portions of our technology to different software companies, technology they use in their software products. These are long term arrangements providing consistent annual revenue to B-Scada. We also sell our SCADA software products to system integrators and commercial customers for visually monitoring and archiving their industrial data. Often, we are asked to provide technical expertise in the form of software development, graphics design and consulting services along with the software we provide our customers.

We currently sell our products directly over the Internet from our website and through resellers to end users and system integrators.

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

Comparison of the Three Months Ended July 31, 2013 and 2012

	For the three months ended July 31,
	2013		2012
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$340,144	100%	$179,893	100%

Operating expenses:
Compensation costs	$193,248	57%	$153,892	86%
Consulting fees	$1,635	<1%	$1,114	1%
Advertising	$14,713	4%	$8,298	5%
Professional fees	$14,086	4%	$13,750	8%

Interest and debt costs	$2,833	1%	$4,318	2%

Net income (loss)	$77,940	23%	$(30,910)	(17)%

Basic earnings (loss) per common share	$--		$--

Diluted earnings (loss) per common share	$--		$--

Revenues

Our revenues for the three months ended July 31, 2013 amounted to $340,144 compared to the comparative 2012 period of $179,893.  Revenues for the period increased by $160,251 (89%) as we continue to expand our customer base. The increase was primarily a result of revenue increases in license and royalty fees ($67,000), maintenance and support fees ($33,000) and developmental services revenues ($55,000).  Developmental services revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies that may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses.  Payroll expenses amounted to $193,248 in the three months ended July 31, 2013 compared to $153,892 in the three months ended July 31, 2012. Payroll expenses increased $39,356 (26%) as we needed to add employees to service our new business. Payroll expenses, however, decreased as a percentage of revenues from 86% to 57% for the period.

Advertising costs increased to $14,713 in the three months ended July 31, 2013 from $8,298 in the three months ended July 31, 2012, an increase of $6,415 (77%), primarily from increases in marketing expense. We believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Professional fees of $14,086 in the three months ended July 31, 2013 are comparative with $13,750 in the three months ended July 31, 2012.

Consulting fees of $1,635 in the three months ended July 31, 2013 are comparative with $1,114 in the three months ended July 31, 2012.

Interest and Debt Costs

Interest expense decreased to $2,833 in the three months ended July 31, 2013 from $4,318 in the three months ended July 31, 2012 as we paid back $73,673 in promissory notes to our CEO in February 2013. Interest expense is incurred on the promissory notes with our CEO, now totaling $90,500, and on $50,000 in outstanding convertible debentures.

Income Taxes

The potential future tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Income (Loss)

Net income in the three months ended July 31, 2013 totaled $77,940 (23% of revenues) compared to a net loss of ($30,910) ((17%) of revenues) in the three months ended July 31, 2012 an increase of $108,850 (352%), as discussed in the above components.

Comparison of the Nine Months Ended July 31, 2013 and 2012

	For the nine months ended July 31,
	2013		2012
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$1,055,031	100%	$659,022	100%

Operating expenses:
Compensation costs	$552,748	52%	$484,525	74%
Consulting fees	$4,808	<1%	$2,834	<1%
Advertising	$38,945	4%	$16,917	3%
Professional fees	$43,180	4%	$40,648	6%

Interest and debt costs	$10,230	1%	$13,880	2%

Net income	$317,267	30%	$16,034	2%

Basic earnings per common share	$0.01		$--

Diluted earnings per common share	$0.01		$--

Revenues

Our revenues for the nine months ended July 31, 2013 amounted to $1,055,031 compared to the comparative 2012 period of $659,022. Revenues for the period increased by $396,009 (60%) as we continue to expand our customer base. The increase was primarily a result of revenue increases in license and royalty fees ($111,000), maintenance and support fees ($131,000) and developmental services revenues ($149,000). Developmental services revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses. Payroll expenses amounted to $552,748 in the nine months ended July 31, 2013 compared to $484,525 in the nine months ended July 31, 2012. Payroll expenses increased $68,223 (14%) as we needed to add employees to service our new business. Payroll expenses, however, decreased as a percentage of revenues from 74% to 52% for the period.

Advertising costs have increased to $38,945 in the nine months ended July 31, 2013 from $16,917 in the nine months ended July 31, 2012, an increase of $22,028 (130%) primarily from increases in marketing expense. We believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Professional fees increased to $43,180 in the nine months ended July 31, 2013 from $40,648 in the nine months ended July 31, 2012, an increase of $2,532 (6%), primarily related to increased accounting costs to prepare our required filings as a public company.

Consulting fees increased to $4,808 in the nine months ended July 31, 2013 from $2,834 in the nine months ended July 31, 2012.

Interest and Debt Costs

Interest expense decreased to $10,230 in the nine months ended July 31, 2013 from $13,880 in the nine months ended July 31, 2012, as we paid back $73,673 in promissory notes to our CEO in February 2013. Interest expense is incurred on the promissory notes with our CEO, now totaling $90,500, and on $50,000 in outstanding convertible debentures.

Income Taxes

The potential future tax benefits resulting from pre-tax losses have been fully reserved as we are not able to determine if it is more likely than not that we will be able to realize the tax benefits in the future.

Net Income

Net income in the nine months ended July 31, 2013 totaled $317,267 (30% of revenues) compared to $16,034 (2% of revenues) in the nine months ended July 31, 2012 an increase of $301,233 (1,879%), as discussed in the above components.

Liquidity and Capital Resources

We fund our operations through sales of our products and services and debt and equity financings.

At July 31, 2013 we had cash and cash equivalents of $609,000 compared to $95,000 at October 31, 2012. The increase of $514,000 is primarily attributable to cash generated from operations.

Cash Flows

Net cash provided by operating activities amounted to $595,000 and $208,000 in the nine months ended July 31, 2013 and 2012, respectively. Net cash from operations increased as a result of the additional cash generated from our licensing agreements and services revenues while we managed to maintain operating costs as discussed above.

In the nine months ended July 31, 2013 and 2012, cash was used for investing activities for the acquisition of property and equipment in the amount of $6,870 and $4,421, respectively.

In the nine months ended July 31, 2013 and 2012, cash was used for financing activities for promissory note repayments to our CEO in the amount of $73,673 and $45,827, respectively.

We believe that our cash on hand at July 31, 2013, along with our revenue commitments, will be sufficient to fund our operations for at least the next 12 months. We have signed significant long-term licensing agreements and continue to market our products and services in accordance with our strategic business plan. We are on target to release a significant addition to our SCADA software offering at the end of the year, Status Enterprise, which will provide greater scalability, data modeling and support for HTML5 and mobile devices. We are also looking to raise additional capital through debt and/or equity financings. There is no assurance that the income generated from our current and future licensing agreements or the release of our new software will meet our working capital requirements, or that we will be able to sign significant agreements in the future. There is also no assurance that we will be able to obtain additional capital in the amount or on terms acceptable to us.

Contractual Obligations

Not Applicable

Off-Balance Sheet Arrangements

As of July 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2013.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of July 31, 2013.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of July 31, 2013.  Management’s assessment identified the following material weaknesses:

•

As of July 31, 2013 there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission.

•

As of July 31, 2013, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of July 31, 2013, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of July 31, 2013, there were no independent directors and no independent audit committee.

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

B-SCADA, INC.

Dated: September 9, 2013	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer