Form 10-K
period 2013-10-31
B-Scada, Inc.
filed 2014-01-28
CIK 1341878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

Securities registered under Section 12(g) of the Exchange Act: None

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
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes  [X] No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed based upon prices at which it was last sold, as of the last business day of the registrant’s second fiscal quarter, April 30, 2013, was approximately $2,358,007.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of January 16, 2014 was 24,586,672.

Table of Contents

Part I

5

Item 1. Business

5

Item 1A. Risk Factors.

7

Item 1B. Unresolved Staff Comments.

7

Item 2. Properties

7

Item 3. Legal Proceedings

7

Item 4. Mine Safety Disclosures

7

Part II

8

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

8

Item 6. Selected Financial Data.

9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

16

Item 8. Financial Statements and Supplementary Data

16

Item 9. Changes In, and Disagreements With, Accountants on Accounting and Financial Disclosure

16

Item 9A. Controls and Procedures

16

Item 9B. Other Information

17

Part III

18

Item 10. Directors, Executive Officers and Corporate Governance

18

Item 11. Executive Compensation

19

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

19

Item 13. Certain Relationships and Related Transactions, and Director Independence

20

Item 14. Principal Accounting Fees and Services

20

Part IV

21

Item 15. Exhibits, Financial Statement Schedules

21

SIGNATURES

22

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

B-Scada has developed its own industrial control and monitoring solutions. ‘Status Enterprise’ and ‘Status Machine Edition’ are powerful SCADA solutions capable of connecting to real time industrial data and displaying the information in real time to operators, maintenance personnel and supervisors.

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

Retail

B-Scada ‘Status’ allows designers to create a representation of their manufacturing processes. Once the graphic display is created, Status has web services that connect to data on the factory floor and provide information to the various meters, gauges and graphics on screen. Data flows two ways with Status; it can monitor data, and it allows the click of a button onscreen to start or stop a piece of equipment on the factory floor.

B-Scada has attracted a number of resellers and system integrators that are now promoting and using Status ’ in commercial settings. We are targeting potential customers to offer customized applications to meet their industry requirements.   Status is now being used to monitor the 4th largest subway system in the world in Seoul, South Korea. It is monitoring HVAC performance in pharmaceutical manufacturing facilities in China, and is used in various monitoring applications in numerous verticals in the United States.

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

Market Information

Our immediate industry focus relates to the following verticals:

Enterprise Data Management, Petrochemical, Building Automation, Power Transmission and Distribution, Water and Wastewater, Manufacturing, Transportation and Logistics, and Emissions Monitoring.

Industrial Automation and Control Systems

Our team had experience with Rockwell Automation and as such we have experience in SCADA solutions for heavy industrial and commercial applications.  We released the new product in this vertical in January 2009 and have already licensed some of our technology to companies in this space.

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

Limited Customer Base

We have numerous customers using our products.  While all customers are important to our success, a few significant customers comprise the majority of our revenue.   In fiscal 2013 four customers generated 22%, 14%, 14% and 11% of our revenues and in fiscal 2012 three customers generated 33%, 20%, and 11% of our revenues. The loss of any of these customers could have a material effect on our business, financial condition and results of operations. While we endeavor to retain the customers we have and  seek to broaden our customer base, there is no assurance that we will succeed in doing so.

Protection of Intellectual Property

We own trademarks for our logos and product names. We will consider patent applications as they are warranted and our resources allow. Our future success and our ability to compete may greatly depend on our proprietary technology. We therefore rely on trade secret laws, together with non-disclosure agreements and licensing agreements to establish and protect whatever proprietary rights that we may have.

Government Approval and Regulation

Our products and services do not require government approval and are not regulated by the government.

Cost and Effects of Compliance with Environmental Laws

We do not have any material costs or involvement with compliance with environmental laws.

Employees

We have twelve full-time employees, which includes five programmer product developers, one graphic designer, three sales and marketing representatives, one quality assurance representative, one General Manager and our Chief Executive Officer. We are planning to expand, especially in sales and marketing, both through additional personnel and developing external distribution channels. We are discussing the possibility that one or more of our customers may become a distribution channel for our products.

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

	High	Low
2012
First quarter ended January 31, 2012	0.03	0.03
Second quarter ended April 30, 2012	0.14	0.05
Third quarter ended July 31, 2012	0.08	0.06
Fourth quarter ended October 31, 2012	0.10	0.05
2013
First quarter ended January 31, 2013	.06	.06
Second quarter ended April 30, 2013	.17	.17
Third quarter ended July 31, 2013	.25	.25
Fourth quarter ended October 31, 2013	.21	.21

As of October 31, 2013, Olde Monmouth Stock Transfer confirmed there were 161 holders of record owners of our common stock.

 Dividends and Dividend Policy

We have never paid dividends on our Common Stock and our present policy is to retain anticipated future earnings for use in our business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance as of October 31, 2013 under any equity compensation plans, none of which has been approved by our stockholders.

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options,	outstanding options,	under equity compensation plans
Plan category	warrants and rights	warrants and rights	(excluding securities reflected in column (a))
	(a)	(b)	(c)

None

*There is no formal equity compensation plan, so there is no specific number of shares available for future issuance. Our authorized, but unissued and unreserved shares of Common Stock total 75,113,328 shares.

Recent Sales of Unregistered Securities

There were no issuances of stock in the 4th quarter of fiscal 2013.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read together with our financial statements and the related notes, included elsewhere in this report. The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and involves unknown risks and uncertainties. Examples of forward-looking statements include: projections of capital expenditures, competitive pressures, revenues, growth prospects, product development, financial resources and other financial matters. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “should,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or the negative of such terms, or other comparable terminology. Our actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report on Form 10-K.

Executive Summary

Since 2003, our experience in building and deploying HMI (Human Machine Interface) and SCADA (Supervisor Control and Data Acquisition) Systems has given us a unique perspective and insight into new data visualization possibilities with emerging technologies.

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

Product Description

‘Status Machine Edition’ was released in January 2009 as an industrial control and monitoring application for heavy industry and manufacturing. ‘Status Enterprise’ is a supervisory level version of Machine Edition and will be released in January of 2014.

The Status products fall into the category of a SCADA (Supervisory Control and Data Acquisition) or HMI (Human Machine Interface) software application.

The Status family of products are a powerful data visualization software package that allows the user to create highly graphical screens and connect the controls on the screens to real-time data. The screens can then be published and viewed by anyone within the company or from the web.

Status has built-in connectivity to real-time OPC (Open Process Control) data (including OPCUA (Unified Architecture)) and can very easily be extended to bind to other types of data. OPC data is primarily used in the manufacturing and process control industries. The market appeal for Status Machine Edition is its ability to connect to a variety of OPC servers and display real-time data from hundreds of data sources.

We have attracted a number of resellers and system integrators that are now promoting and using ‘Status Machine Edition’ in commercial settings. We believe that this will result in greater sales and distribution of our software through retail outlets and to original equipment manufacturers (“OEM”s). We are also targeting potential customers to offer customized applications to meet their industry requirements.   Status Machine Edition is now being used to monitor one of the largest subway systems in the world in Seoul, South Korea. Status monitors HVAC performance in pharmaceutical manufacturing facilities, electricity distribution, mining equipment and furniture manufacturing. Status is used in various monitoring applications in numerous verticals in the United States and around the world in numerous countries including Germany, Sweden, Taiwan, Kuwait, Malaysia, Chile, Canada, United Kingdom, Italy, Turkey, South Africa, Russia and France.

We are on target to release a significant addition to our SCADA software offering at the end of the year. Status Enterprise will provide greater scalability, data modeling and support for HTML 5 and mobile devices. We do not expect this product to start generating additional revenue until the end of 2014, as the sales cycles for SCADA products is often several months or more.

Consulting

In addition to sales of the Status products, we generate revenue by providing consulting services to companies that wish to extend and customize our technology. We provide development and design services. We also offer training and graphic design services and produce 3D models of equipment and machinery for use in mimics.

From initial consulting services and custom development, to embedding our Aurora software into their solution, we have the expertise and personnel to assist.

Status Machine Edition was designed from the ground up to be extensible. Numerous companies have written custom data sources or asked B-Scada to create custom data sources to provide their real time data into Status Machine Edition.

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

Comparison of the Fiscal Years Ended October 31, 2013 and 2012

	For the years ended October 31,
	2013		2012
		% of		% of

	Amounts	Revenues	Amounts	Revenues

Revenues	$1,547,532	100%	$1,070,870	100%

Operating expenses:
Compensation costs	$767,483	50%	$655,843	61%
Consulting fees	$14,982	1%	$8,887	1%
Advertising	$61,460	4%	$30,527	3%
Professional fees	$99,344	6%	$96,864	9%

Interest and debt costs	$15,413	1%	$18,058	2%
Benefit from income taxes	$(406,744)	(26%)	$--	--%

Net Income	$871,248	56%	$152,373	14%

Net income per share -
Basic and diluted	$0.04		$0.01

Revenues

Our revenues for the year ended October 31, 2013 amounted to $1,547,532 compared to fiscal 2012 revenues of $1,070,870, an increase of approximately $477,000 (45%). During fiscal 2013, we had increases in developmental services revenues ($249,000), maintenance and support ($157,000) and technology licensing and sales ($157,000). This increase was offset by a decline in consulting revenue of $86,000.  We entered into two new long-term licensing agreements in fiscal 2013 which accounted for $67,000 of the increase in both technology licensing revenues and maintenance and support. We continue to implement our strategic goals to generate increased revenues from the sales of our products and services.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Our operating expenses consist primarily of compensation costs, advertising and professional services.

Compensation costs consist of payroll and related expenses. Payroll expenses amounted to $767,483 in the year ended October 31, 2013 compared to $655,843 in the year ended October 31, 2012. Payroll expenses increased $111,640 (17%) as we needed to add employees to service our new business, but as a percentage of revenues decreased to 50% as compared to 61% of revenues in fiscal 2012 as we continue to manage our payroll costs as we implement our strategic plan.

Advertising costs have increased to $61,460 in the year ended October 31, 2013 from $30,527 in the year ended October 31, 2012, an increase of $30,933 (101%). As operations continue to improve we have increased our advertising budget since we believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Professional fees increased from $96,864 in the year ended October 31, 2012 to $99,344 in the year ended October 31, 2013, an increase of $2,480 (3%). The increase in our professional fees is primarily related to increased accounting costs to prepare our required filings as a public company.

Consulting fees increased from $8,887 in the year ended October 31, 2012 to $14,982 in the year ended October 31, 2013, but represent only approximately 1% of revenues.

Interest and Debt Costs

Interest expense decreased from $18,058 ($14,058 to a related party) in the year ended October 31, 2012 to $15,413 ($7,979 to a related party) in the year ended October 31, 2013. During fiscal 2013, we paid off both our promissory notes held by our CEO ($164,173) and a convertible debenture ($50,000).

Income Tax Benefit

Prior to the year ended October 31, 2013 the deferred tax asset arising from pre-tax losses had been fully reserved as we were not able to determine that it was more likely than not that we would be able to realize the tax benefits in the future. Based on our evaluation of the positive and negative evidence at October 31, 2013, management determined that the Company would utilize a portion of its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize a portion of its deferred tax assets. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $406,744 as of October 31, 2013 (see Note 9 to the Financial Statements).

Net Income

Net income in the year ended October 31, 2013 totaled $871,248 compared to net income of $152,373 in the year ended October 31, 2012, an increase of $718,875 (472%) as discussed above.

Comparison of the Fiscal Years Ended October 31, 2012 and 2011

	For the years ended October 31,
	2012		2011
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues	$1,070,870	100%	$980,909	100%

Operating expenses:
Compensation costs	$655,843	61%	$631,552	64%
Consulting fees	$8,887	1%	$41,589	4%
Advertising	$30,527	3%	$32,286	3%
Professional fees	$96,864	9%	$114,561	12%

Interest and debt costs	$18,058	2%	$14,520	1%

Net Income	$152,373	14%	$41,676	4%

Net income per share -
Basic and diluted	$0.01		$--

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

At October 31, 2013 we had cash and cash equivalents of $252,571 compared to $94,831 at October 31, 2012. The increase of $157,740 is primarily attributable to cash generated from operations reduced by acquisition costs of long-lived assets and the payoff of debt obligations.

Cash Flows

Net cash provided by operating activities amounted to $421,990 and $132,272 in the fiscal years ended October 31, 2013 and 2012, respectively. Net cash from operations increased as a result of cash generated from our licensing agreements and services revenues while we managed to maintain operating costs as discussed above while we implemented our overall strategic business plan.

In fiscal 2013 and 2012, cash was used for investing activities for the acquisition of property and equipment in the amount of $8,598 and $5,572, respectively. Additionally, in fiscal 2013 we acquired a domain name, Scada.com, for $41,479.

In fiscal 2013 and 2012, cash was used for financing activities for loan repayments to our CEO in the amounts of $164,173 and $45,827, respectively. Additionally, in fiscal 2013 we paid off a convertible debenture in the amount of $50,000.

We believe that our cash on hand at October 31, 2013 and our revenue commitments will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan.

Deferred Tax Asset Valuation Allowance

Accounting standards require that we assess whether a valuation allowance should be established against our deferred tax asset based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, we considered both positive and negative evidence as well as other factors which may impact future operating results. From our inception through October 31, 2012, we had established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  At October 31, 2013, based on its evaluation of the positive and negative evidence, management determined that the Company would utilize a portion of its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize a portion of its deferred tax assets. The positive evidence evaluated as of October 31, 2013 consists of (i) our increased revenues, including the signing of several long term licensing agreements which run through fiscal 2019; (ii) our positive earnings, beginning in fiscal 2011 and increasing in each of fiscal 2012 and 2013; (iii) our ability to maintain operating costs as we have grown revenues; (iv) the utilization of net operating loss carry forwards in the last three fiscal years. The negative evidence evaluated as of October 31, 2013 consists of (i) our history of operating losses from inception through fiscal 2010; (ii) the possibility that a licensing agreement is cancelled or that non licensing revenues will decline; (iii) the possibility that our operating costs will increase. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $406,744 as of October 31, 2013.

Overall the valuation allowance decreased by approximately $462,000 and $699,000 in the years ended October 31, 2013 and 2012, respectively.

Contractual Obligations

Not Applicable

Off-Balance Sheet Arrangements

As of October 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

Our financial statements are contained in the pages beginning F-1, which appear at the end of this annual report.

Item 9. Changes In, and Disagreements With, Accountants on Accounting and Financial Disclosure

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

Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2013.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of October 31, 2013.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of October 31, 2013.  Management’s assessment identified the following material weaknesses:

•

As of October 31, 2013, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of October 31, 2013, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of October 31, 2013, there were no independent directors and no independent audit committee.

We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We will address these concerns in time, taking into consideration the company's size and its available resources.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Management

The Company’s management and key employees are the following:

Name	Age	Position with Company
Allen Ronald DeSerranno	47	CEO, President, CFO, Director
Brian S Thornton	40	Vice President, Secretary
Joshua M. Weeks	33	CTO

The profiles of our officer and director and key employees are set forth below:

Ron DeSerranno

Mr. DeSerranno is a founder and CEO of Mobiform Canada, which was organized in March, 2003. Since B-Scada’s October, 2005 acquisition of Mobiform Canada, he has been Chief Executive Officer, President and a Director of B-Scada (formerly, Mobiform Software, Inc.). His software development career first began at the Space and Atmospheric Research Group, Physics Department, at the University of Western Ontario. He was a Microsoft Certified Trainer, author and consultant and has lectured in Stockholm, Manila, Dublin, London, New York and Toronto. From August, 1997 to November, 2000, he was a Senior Software Engineer for Rockwell Software, Inc. where he was the development lead for Rockwell’s flagship industrial automation product RSView, a world class Industrial Automation System. In 2002 he served as Vice President of Software Development for Motivus Software Ltd.  Mr. DeSerranno has been designing and developing world class software products for many years. Mr. DeSerranno graduated from the University of Western Ontario in Environmental Science and Fanshawe College of Applied Arts and Technology as a Certified Engineering Technologist.

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

Item 11. Executive Compensation

The following table sets forth, for the fiscal years ended October 31, 2012 and October 31, 2013, all compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Principal Executive Officer and Principal Financial Officer, during the fiscal years ended October 31, 2012 and October 31, 2013. No other executive officer who was serving as an executive officer at October 31, 2013, had total compensation for fiscal 2013 exceeding $100,000:

Name and Principal Position	October 31	Salary ($)	Option Awards	Total
Allen Ronald DeSerranno	2012	150,000	0	$150,000
Chief Executive Officer	2013	150,000	0	$150,000

Director Compensation

We do not compensate our directors for serving on our Board of Directors, other than any compensation which a director may earn as an employee of the Company. We reimburse our directors for any travel related expenses incurred in performing their duties as directors.

Employment Agreements

Mr. DeSerranno is currently employed by the Company on a month to month basis at an annual salary of $150,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Common Stock beneficially owned as of January 16, 2014 by (i) those persons or groups known to us who beneficially own more than 5% of our Common Stock; (ii) each director; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended October 31, 2013; and, (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC and by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

	Number of
	Shares of	Percentage of
	Common Stock	Outstanding
	Beneficially	Shares of
Name (1)	Owned(2)	Common Stock(3)
Allen Ronald DeSerranno(4)	9,616,142	39.11%
Gary Fuhr	1,311,085	5.33%
All officers and directors as a group
(One person)	9,616,142	39.11%

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

(4) Mr. DeSerranno is our Chief Executive Officer, President, Chief Financial Officer and a Director. Includes 1,721,970 shares of Common Stock held by a corporation wholly-owned by Mr. DeSerranno and 211,187 shares of Common Stock held jointly with Mr. DeSerranno's wife, Honorata G. DeSerranno . Excludes 316,780 shares of Common Stock held directly by Mr. DeSerranno’s wife as to which he disclaims beneficial ownership.

Change in Control

We are unaware of any arrangement or understanding that may, at a subsequent date, result in a change of control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We paid $45,000 on each of February 5, 2013 and February 25, 2013 to our CEO in partial payment of promissory notes and accrued interest due him.  The payments included principal in the amount of $73,673and accrued interest of $16,327.  On September 11, 2013, we paid $105,721 to our CEO in full payment of the outstanding principal balances and accrued interest on the promissory notes then held by him.  The payment included principal in the amount of $90,500 and interest of $15,221.

Item 14. Principal Accounting Fees and Services

Meyler & Company, LLC served as our independent registered public accounting firm for the fiscal year ended October 31, 2012.   Cowan, Gunteski & Co., P.A. served as our independent registered public accounting firm for the fiscal year ended October 31, 2013. The following table shows the fees that were billed for the audit and other services provided by such firm for 2013 and 2012.

	2013	2012

Audit Fees - Cowan Gunteski	$56,500	$0
Audit Fees - Meyler & Co.	0	55,000
Tax Fees	0	0
All Other Fees	0	0
Total	$56,500	$55,000

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

** Incorporated by reference to the correspondingly numbered exhibit to the Company’s Annual Report on Form 10-K filed on January 29, 2010

*** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B-SCADA, INC.

By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno
Title:	Chief Executive Officer and Chief Financial Officer
Date:	January 28, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno
Title:	Chief Executive Officer, Chief Financial Officer and Sole Director
Date:	January 28, 2014

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

  Stockholders of

B-Scada, Inc.

We have audited the accompanying balance sheet of B-Scada, Inc. as of October 31, 2013, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended.  B-Scada, Inc.’s  management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B-Scada, Inc. as of October 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cowan, Gunteski & Co., P.A.

January 28, 2014

Tinton Falls, NJ

Reply to: 730 Hope Road | Tinton Falls  |  NJ 07724  |  Phone: 732.676.4100  |  Fax: 732.676.4101

40 Bey Lea Road, Suite A101 | Toms River  |  NJ 08753 |  Phone: 732.349.6880  |  Fax: 732.349.1949

Member of CPAmerica International

Auditors of SEC Registrants under the PCAOB

www.CowanGunteski.com

Meyler&Company LLC	One Arin Park	Phone: 732-671-2244
Certified Public Accountants & Management Consultants	1715 Highway 35 Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

  Stockholders of

B-Scada, Inc.

We have audited the accompanying balance sheet of B-Scada, Inc. as of October 31, 2012, and the related statements of operations,  changes in stockholders’ equity (deficiency) and cash flows for the year then ended.  B-Scada, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B-Scada, Inc. as of October 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Meyler & Company, LLC

January 18, 2013

Middletown, NJ

B-SCADA, INC.

BALANCE SHEETS

	October 31,
	2013	2012

Assets
Current Assets
Cash and Cash Equivalents	$252,571	$94,831
Accounts Receivable - Net	119,618	104,965
Accrued Revenue	198,150	148,750
Deferred Income Tax - Current	71,560	--
Prepaid Expenses and Other Current Assets	6,258	4,770
Total Current Assets	648,157	353,316

Property and Equipment - Net	12,587	9,029

Other Assets
Intangible Asset	111,479	--
Deferred Income Tax	335,184	--
Security Deposits	3,650	3,650
Total Other Assets	450,313	3,650

Total Assets	$1,111,057	$365,995

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities
Accounts Payable and Accrued Liabilities	$201,855	$163,777
Deferred Revenue	108,499	58,590
Convertible Notes Payable	--	50,000
Notes Payable - Related Party	--	164,173
Total Current Liabilities	310,354	436,540

Commitments and Contingencies	--	--

Stockholders’ Equity (Deficiency)
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672 at
October 31, 2013 and 2012	2,459	2,459
Additional Paid in Capital	7,100,728	7,100,728
Accumulated Deficit	(6,302,484)	(7,173,732)
Total Stockholders’ Equity (Deficiency)	800,703	(70,545)

Total Liabilities and Stockholders’ Equity (Deficiency)	$1,111,057	$365,995

See accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31,
	2013	2012

Revenue	$1,547,532	$1,070,870

Operating Expenses
Payroll Expenses	767,483	655,843
Professional Fees	99,344	96,864
Advertising	61,460	30,527
Depreciation and Amortization	5,040	12,085
Consulting Fees	14,982	8,887
Office	32,184	16,243
Rent	35,502	34,652
Telephone and Communication	7,729	7,795
Other	43,960	37,543
Total Operating Expenses	1,067,684	900,439

Operating Income	479,848	170,431

Other Income (Expenses)
Interest Income	69	--
Interest Expense	(7,434)	(4,000)
Interest Expense-Related Party	(7,979)	(14,058)
Total Other Income (Expenses) - Net	(15,344)	(18,058)

Income Before Income Taxes	464,504	152,373

Benefit from Income Taxes (Note 9)	(406,744)	--

Net Income	$871,248	$152,373

Basic Earnings Per Common Share	$0.04	$0.01

Diluted Earnings Per Common Share	$0.04	$0.01

Weighted-Average Common Shares Outstanding -
Basic Earnings Per Share	24,586,672	24,586,672

Weighted-Average Common Shares Outstanding -
Diluted Earnings Per Share	24,736,672	24,586,672

See accompanying notes to financial statements.

B-SCADA, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - November 1, 2011	24,586,672	$2,459	$7,100,728	$(7,326,105)	$(222,918)

Net income for the year ended
October 31, 2012	--	--	--	152,373	152,373

Balance - October 31, 2012	24,586,672	2,459	7,100,728	(7,173,732)	(70,545)

Net income for the year ended
October 31, 2013	--	--	--	871,248	871,248

Balance - October 31, 2013	24,586,672	$2,459	$7,100,728	$(6,302,484)	$800,703

See accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2013	2012
Operating Activities
Net Income	$871,248	$152,373
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	5,040	12,085
Deferred Revenue	49,909	(27,609)
Deferred Income Tax Benefit	(406,744)	--

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(14,653)	(45,291)
Accrued Revenue	(49,400)	25,600
Prepaid Expenses and Other Current Assets	(1,488)	(2,935)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(31,922)	18,049
Net Cash Provided by Operating Activities	421,990	132,272

Investing Activities
Acquisition of Intangible Asset	(41,479)	--
Acquisition of Equipment	(8,598)	(5,572)
Net Cash Used for Investing Activities	(50,077)	(5,572)

Financing Activities
Payment of Note Payable-Related Party	(164,173)	(45,827)
Payment of Convertible Note Payable	(50,000)	--
Net Cash Used for Financing Activities	(214,173)	(45,827)

Change in Cash and Cash Equivalents	157,740	80,873

Cash and Cash Equivalents - Beginning of Year	94,831	13,958

Cash and Cash Equivalents - End of Year	$252,571	$94,831

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$62,650	$9,173
Income Taxes	$--	$--

Non-cash investing activity:
Acquisition of intangible asset with accounts payable	$70,000	$--

See accompanying notes to financial statements.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

(1)  Nature of Business and Basis of Presentation

B-Scada, Inc, (“B-Scada”, the “Company”, “we” or “us”), a Delaware corporation, was originally formed under the name Firefly Learning, Inc. in May 2001. In October 2005, pursuant to an exchange agreement, we acquired all of the issued and outstanding shares of capital stock of Mobiform Software, Ltd. (“Mobiform Canada”), a Canadian corporation, in exchange for 14,299,593 shares of our common stock and changed our name to Mobiform Software, Inc.  Effective September 14, 2010, Mobiform Canada was dissolved.  On October 19, 2012, we changed our name to B-Scada, Inc.

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

Fair Value of Financial Instruments - FASB ASC Topic 825 “Financial Instruments”  requires the disclosure of fair values for all financial instruments, both on-and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets and liabilities as of October 31, 2013 and 2012.  We generally do not require collateral related to our financial instruments.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

(2)  Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk - Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.

We maintain our cash and cash equivalents in accounts with major financial institutions in the United States in the form of demand deposits.  Deposits in these banks may exceed the amounts of FDIC insurance provided on such deposits.  No such amounts were at risk as of October 31, 2013 and 2012.

Concentrations of credit risk with respect to trade accounts receivable are limited.  We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts.  As of October 31, 2013 and 2012, based on this assessment, management has not established an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure is limited.

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

Intangible Asset - The intangible asset, a domain name, is recorded at acquisition cost and is considered an indefinite life intangible asset not subject to amortization.

Impairment of Long-Lived Assets - We review our long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related assets or group of assets to their respective carrying amounts.  Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made.

Intangible assets not subject to amortization are tested annually for impairment and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. These tests were performed for the year ended October 31, 2013 and it was determined that the carrying value of the asset was not impaired.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

(2)  Summary of Significant Accounting Policies (Continued)

Equity-Based Compensation - We account for equity based compensation transactions with employees under the provisions of  FASB  ASC Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net earnings. The fair value of common stock issued for compensation is measured at the market price on date of grant. The fair value of our equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

We account for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of (i) common stock issued for payments to non-employees is measured at the market price on the date of grant; (ii) equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize an asset or expense in the same manner as if it is to pay cash for the goods or services instead of paying with or using the equity instrument.

Income Taxes - We account for income taxes under the provisions of FASB ASC Topic 740 “Income Taxes” (“Topic 740”) which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At October 31, 2012, the entire deferred tax asset, which arises primarily from our net operating losses, had been fully reserved because management had determined that it was not "more likely than not" that the net operating loss carry forwards would be realized in the future. Based on its evaluation of the positive and negative evidence at October 31, 2013, management determined that the Company would utilize a portion of its net operating loss carryforwards in future periods and that it was "more likely than not" that it would utilize a portion of it's deferred tax assets. As a result, management elected to reduce the Company's deferrred tax asset valuation allowance by $406,744 as of October 31, 2013 (see Note 9).

We do not believe we have any uncertain tax positions deemed material as of October 31, 2013 and 2012. With few exceptions, we believe we are no longer subject to U.S. federal and state income tax examinations by tax authorities for tax periods prior to fiscal 2010. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of October 31, 2013 and 2012, we had no accrued interest or penalties.  We  currently have no federal or state tax  examinations  in progress nor have we had  any  federal  or  state  tax  examinations  since our inception.

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

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

(2)  Summary of Significant Accounting Policies (Continued)

Advertising Expense - We expense advertising costs as incurred.

Research and Development Costs - Research and development costs are expensed as incurred. There were no research and development costs in 2013 and 2012.

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after October 31, 2013 through the date of the issuance of the accompanying financial statements.

(3)  New Authoritative Accounting Guidance

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

(4)  Property and Equipment

Property and equipment consists of the following:

	October 31,		Estimated
	2013	2012	Useful Lives

Computer Equipment	$46,265	$41,523	5 years
Office Equipment	24,432	24,432	5-7 years
Software	25,422	21,566	3 years
Total	96,119	87,521
Less: Accumulated Depreciation
and Amortization	(83,532)	(78,492)
	$12,587	$9,029

(5)  Intangible Asset

The intangible asset consists of the following at October 31, 2013:

Domain name	$ 111,479

(6)

Convertible Debt

On October 25, 2013, we paid $81,101 to our promissory convertible noteholder for full payment of promissory notes and accrued interest owed him. The payment included principal in the amount of $50,000 and accrued interest of $31,101.

At October 31, 2012, we had $50,000 of promissory convertible notes outstanding.  The notes were convertible into shares of our common stock at $0.50 per share at any time prior to maturity.  Interest on the notes at 8% per annum was payable at such time the notes were converted and/or at such time the notes were due and payable in cash and/or in shares of our common stock at the option of the noteholder.

Interest expense on convertible debt for the years ended October 31, 2013 and 2012 amounted to $7,434 and $4,000, respectively.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

(7)  Stockholders’ Equity (Deficiency)

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At October 31, 2013 there are 24,586,672 common shares issued and outstanding.  An additional 300,000 common shares are reserved for issuance as of October 31, 2013 for outstanding purchase warrants. There are no shares of preferred stock issued and outstanding.

The following table summarizes warrant and option activity.

	For the Year Ended		For the Year Ended
	October 31, 2013		October 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	300,000	$0.09	5,793,750	$1.17
Granted/Sold	--	--	--	--
Expired/Cancelled	--	--	(5,493,750)	$1.22
Forfeited	--	--	--	--
Exercised	--	--	--	--
Outstanding at end of period	300,000	$0.09	300,000	$0.09

The following table summarizes information about stock warrants outstanding as of October 31, 2013:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	1.25	$0.09	300,000	$0.09

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

(7)  Stockholders’ Equity (Deficiency) (Continued)

The following table summarizes information about stock warrants outstanding as of October 31, 2012:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	2.25	$0.09	300,000	$0.09

At October 31, 2013 and 2012, the weighted-average exercise price of all warrants was $ $0.09 and $0.09, respectively, and the weighted-average remaining contractual life was 1.25 and 2.25 years, respectively.

(8)  Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the year ended October 31, 2013 (there were no dilutive securities in year ended October 31, 2012):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Income Available to Common Stockholders	$871,248	24,586,672	$0.04
Effect of Dilutive Securities:
Warrants	--	150,000	--
Diluted EPS:
Income Available to Common Stockholders
Plus Assumed Exercises	$871,248	24,736,672	$0.04

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

(9)  Income Taxes

Components of the benefit from income taxes are as follows

	For the Years Ended
	October 31,
	2013	2012

Current
Federal	$151,061	$49,458
State	25,858	8,466
Total Current	176,919	57,924

Deferred
Federal	$(498,355)	$(49,458)
State	(85,308)	(8,466)
Total Deferred	(583,663)	(57,924)

Total	$(406,744)	$--

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Years Ended
	October 31,
	2013	2012

United States Statutory Corporate
Income Tax Rate	34.00%	34.00%
State income tax rate net of federal	3.63%	3.63%
Permanent Differences	--%	--%
Change in Valuation Allowance on
Deferred Tax Assets	(125.20)%	(37.63)%

Income Tax Provision (Benefit)	(87.57)%	--%

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

(9)  Income Taxes (Continued)

The components of deferred tax assets (liabilities) at October 31, 2013 and 2012 are as follows:

	2013	2012

Deferred Tax Assets - Current
Net Operating Losses	$71,560	$--
Accrued Vacation Pay	10,238	7,873
Valuation Allowance	(10,238)	(7,873)
	71,560	--
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	$1,003,522	$1,133,906
Property and Equipment	(954)	(1,612)
Equity Instruments	2,214	2,000
Valuation Allowance	(669,598)	(1,134,294)
	335,184	--

Net Deferred Tax Asset	$406,744	$--

Net operating loss carry forwards for tax purposes were approximately $2.9 million at October 31, 2013.  A substantial portion of these losses begin to expire in fiscal 2028; all losses expire in fiscal 2030.  Tax benefits of operations loss carry forwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period, and other circumstances.

From our inception through October 31, 2012, we had established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  At October 31, 2013, based on its evaluation of the positive and negative evidence, management determined that the Company would utilize a portion of its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize a portion of its deferred tax assets. The positive evidence evaluated as of October 31, 2013 consists of (i) our increased revenues, including the signing of several long term licensing agreements which run through fiscal 2019; (ii) our positive earnings, beginning in fiscal 2011 and increasing in each of fiscal 2012 and 2013; (iii) our ability to maintain operating costs as we have grown revenues; (iv) the utilization of net operating loss carry forwards in the last three fiscal years. The negative evidence evaluated as of October 31, 2013 consists of (i) our history of operating losses from inception through fiscal 2010; (ii) the possibility that a licensing agreement is cancelled or that non licensing revenues will decline; (iii) the possibility that our operating costs will increase. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $406,744 as of October 31, 2013.

Overall the valuation allowance decreased by approximately $462,000 and $699,000 in the years ended October 31, 2013 and 2012, respectively.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

(10)  Related Party Transactions

On January 25, 2012, we paid $45,000 to our Chief Executive Officer ("CEO") in partial payment of promissory notes and accrued interest owed him.  The payment included principal in the amount of $35,827 and accrued interest of $9,173.

On February 6, 2012, we paid $10,000 to our CEO in partial payment of promissory notes owed him.  The payment included principal in the amount of $10,000.

On February 5, 2013, we paid $45,000 to our CEO in partial payment of promissory notes and accrued interest owed him.  The payment included principal in the amount of $36,173 and accrued interest of $8,827.

On February 25, 2013, we paid $45,000 to our CEO in  partial payment of promissory notes and accrued interest owed him.  The payment included principal in the amount of $37,500 and accrued interest of $7,500.

On September 11, 2013, we paid $105,721 to our CEO in full payment of promissory notes and accrued interest owed him.  The payment included principal in the amount of $90,500 and accrued interest of $15,221.

As of October 31, 2013 and 2012, the promissory note balance due our CEO is $0 and $164,173, respectively, and the related accrued interest is $0 and $23,570, respectively.

Interest expense in the amount of $7,979 and $14,058 has been accrued for these notes in the years ended October 31, 2013 and 2012, respectively.

(11)  Commitments and Contingencies

Leases

We presently lease office space in Crystal River, Florida, on a month to month basis. The terms are a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement. Rental expense, including allocated utilities, for the years ended October 31, 2013 and 2012 amounted to approximately $35,000 and $35,000, respectively.

Significant Customers

In fiscal 2013, four customers generated 22%, 14%, 14% and 11% of our revenues.  Two such customers and one other accounted for 58%, 23% and 12% of our accounts receivable and one such customer accounted for 100% of our accrued revenue at October 31, 2013.

In fiscal 2012, three customers generated 33%, 20% and 11% of our revenues.  Two such customers and one other accounted for 59%, 17% and 14% of our accounts receivable and accrued revenue at October 31, 2012.