Form 10-Q
period 2014-01-31
B-Scada, Inc.
filed 2014-03-13
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2014

or

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

The number of shares of the issuer’s common equity outstanding as of March 13, 2014 was 24,819,172 shares of common stock, par value $.0001.

B-SCADA, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

B-SCADA, INC.

BALANCE SHEETS

	January 31,	October 31,
	2014	2013
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$694,724	$252,571
Accounts Receivable - Net	218,993	119,618
Accrued Revenue	7,500	198,150
Deferred Income Tax - Current	71,560	71,560
Prepaid Expenses and Other Current Assets	4,552	6,258
Total Current Assets	997,329	648,157

Property and Equipment - Net	12,567	12,587

Other Assets
Intangible Asset	111,479	111,479
Deferred Income Tax	335,184	335,184
Other Assets	13,650	3,650
Total Other Assets	460,313	450,313

Total Assets	$1,470,209	$1,111,057

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$191,981	$201,855
Deferred Revenue	336,639	108,499
Total Current Liabilities	528,620	310,354

Commitments and Contingencies	--	--

Stockholders’ Equity
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672
at January 31, 2014 and October 31, 2013	2,459	2,459
Additional Paid in Capital	7,100,728	7,100,728
Accumulated Deficit	(6,161,598)	(6,302,484)
Total Stockholders’ Equity	941,589	800,703

Total Liabilities and Stockholders’ Equity	$1,470,209	$1,111,057

See the accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF OPERATIONS [UNAUDITED]

	For the Three Months Ended
	January 31,
	2014	2013

Revenues
Technology Licensing and Support	$389,197	$170,085
Commercial Software	65,972	104,532
Total Revenues	455,169	274,617

Operating Expenses
Technology Licensing and Support	25,783	18,986
Commercial Software	25,876	19,053
Sales and Marketing	76,233	49,535
Research and Development	58,815	43,290
General and Administrative	126,468	96,575
Depreciation and Amortization	1,258	1,288
Total Operating Expenses	314,433	228,727

Operating Income	140,736	45,890

Other Income (Expenses)
Interest Income	150	--
Interest Expense	--	(1,008)
Interest Expense - Related Party	--	(3,311)
Total Other Income (Expenses)	150	(4,319)

Income Before Income Taxes	140,886	41,571

Provision for Income Taxes	--	--

Net Income	$140,886	$41,571

Basic Earnings Per Common Share	$0.01	$--

Diluted Earnings Per Common Share	$0.01	$--

Weighted-Average Common Shares Outstanding -
Basic Earnings Per Share	24,586,672	24,586,672

Weighted-Average Common Shares Outstanding -
Diluted Earnings Per Share	24,796,672	24,586,672

See the accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Three Months Ended
	January 31,
	2014	2013

Operating Activities
Net Income	$140,886	$41,571
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	1,258	1,288
Deferred Revenue	228,140	74,047

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(99,375)	36,898
Accrued Revenue	190,650	135,417
Prepaid Expenses and Other Current Assets	1,706	980
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(9,874)	27,463
Net Cash Provided by Operating Activities	453,391	317,664

Investing Activities
Acquisition of Equipment	(1,238)	(3,856)
Deposit on Property	(10,000)	--
Net Cash Used for Investing Activities	(11,238)	(3,856)

Change in Cash and Cash Equivalents	442,153	313,808

Cash and Cash Equivalents - Beginning of Period	252,571	94,831

Cash and Cash Equivalents - End of Period	$694,724	$408,639

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$--	$--
Income Taxes	$--	$--

See the accompanying notes to financial statements.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2014

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

(2)  Summary of Significant Accounting Policies

Our other accounting policies are set forth in Note 2 to our audited financial statements included in our October 31, 2013 Form 10K

Unaudited Interim Statements - The accompanying unaudited interim financial statements as of January 31, 2014, and for the three months ended January 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of January 31, 2014 and the results of operations and cash flows for the three months ended January 31, 2014 and 2013.  The results of operations for the three months ended January 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

JANUARY 31, 2014

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

Reclassification - Certain fiscal 2013 amounts in the statement of operations have been reclassified to conform to fiscal 2014 presentation.

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after January 31, 2014 through the date of the issuance of the accompanying financial statements.

(3)  New Authoritative Accounting Guidance

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

(4)  Property and Equipment

Property and equipment consists of the following:

	January 31,	October 31,	Estimated
	2014	2013	Useful Lives
	[Unaudited]

Computer Equipment	$47,503	$46,265	5 years
Office Equipment	24,432	24,432	5-7 years
Software	25,422	25,422	3 years
Total	97,357	96,119
Less: Accumulated Depreciation
and Amortization	(84,790)	(83,532)
	$12,567	$12,587

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2014

(5)  Intangible Assets

The intangible asset consists of the following:

	January 31,	October 31,
	2014	2013
	[Unaudited]

Domain Name	$111,479	$111,479

(6)  Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At January 31, 2014 there were 24,586,672 common shares issued and outstanding.  An additional 300,000 common shares were reserved for issuance as of January 31, 2014 for outstanding purchase warrants.  There are no shares of preferred stock issued and outstanding.

The following table summarizes the warrants activity.

	For the Three Months Ended		For the Year Ended
	January 31, 2014		October 31, 2013
(Unaudited)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	300,000	$0.09	300,000	$0.09
Granted/Sold	--	--	--	--
Expired/Cancelled	--	--	--	--
Forfeited	--	--	--	--
Exercised	--	--	--	--
Outstanding at end of period	300,000	$0.09	300,000	$0.09

The following table summarizes information about stock warrants outstanding as of January 31, 2014 [Unaudited]:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	1.00	$0.09	300,000	$0.09

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2014

(6)  Stockholders’ Equity (Continued)

The following table summarizes information about stock warrants outstanding as of October 31, 2013:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	1.25	$0.09	300,000	$0.09

At January 31, 2014 and October 31, 2013, the weighted-average exercise price of all warrants was $0.09 and $0.09, respectively, and the weighted-average remaining contractual life was 1.00 years and 1.25 years, respectively.

(7)  Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three months ended January 31, 2014 (there were no dilutive securities in three months ended January 31, 2013):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Income Available to Common Stockholders	$140,886	24,586,672	$0.01
Effect of Dilutive Securities:
Warrants	--	210,000	--
Diluted EPS:
Income Available to Common Stockholders
Plus Assumed Exercises	$140,886	24,796,672	$0.01

(8)  Income Taxes

The income tax expense differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended
	January 31,
	2014	2013
	[Unaudited]	[Unaudited]
United States Statutory Corporate
Income Tax Rate	34.0%	34.0%
State Income Tax Net of Federal	3.63%	3.63%

Change in Valuation Allowance on
Deferred Tax Assets	(37.63)%	(37.63)%

Income Tax Provision	--%	--%

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2014

(8)  Income Taxes (continued)

The components of deferred tax assets (liabilities) at January 31, 2014 and October 31, 2013 are as follows:

	January 31,	October 31,
	2014	2013
	[Unaudited]
Deferred Tax Assets - Current
Net Operating Losses	$71,560	$71,560
Accrued Vacation Pay	9,625	10,238
Valuation Allowance	(9,625)	(10,238)
	71,560	71,560
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	$950,980	$1,003,522
Property and Equipment	(1,142)	(954)
Equity Instruments	2,214	2,214
Valuation Allowance	(616,868)	(669,598)
	335,184	335,184

Net Deferred Tax Asset	$406,744	$406,744

Net operating loss carry forwards for tax purposes were approximately $2.9 million at October 31, 2013.  A substantial portion of these losses begin to expire in fiscal 2028; all losses expire in fiscal 2030.  Tax benefits of operating loss carry forwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period, and other circumstances.

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

Overall the valuation allowance decreased by approximately $53,000 and $462,000 in the three months ended January 31, 2014 and the year ended October 31, 2013, respectively.

(9)  Commitments and Contingencies

Leases

As of January 31, 2014, we leased office space in Crystal River, Florida, on a month to month basis (See Note 10). The terms are a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement.  Rental expense, including allocated utilities, for the three months ended January 31, 2014 and 2013 amounted to approximately $9,000 and $8,000, respectively.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2014

(10)  Subsequent Events

On February 10, 2014, we purchased an office building in Crystal River, Florida.  The purchase price was $172,500 and we incurred a mortgage payable of $127,500.  At January 31, 2014, a deposit on the building of $10,000 is included in other assets.

On March 6, 2014, the holder of the warrant to purchase 300,000 shares of Company common stock elected to exercise the warrant through a cashless exercise, as defined in the warrant agreement. As a result, the Company issued 232,500 shares of common stock in full settlement of the warrant.

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

Product Description

‘Status Machine Edition’ was released in January 2009 as an industrial control and monitoring application for heavy industry and manufacturing. 'Status Enterprise' is a supervisory level version of Machine Edition which was released in January 2014.

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

We have attracted a number of resellers and system integrators that are now promoting and using the Status product line in commercial settings. We believe that this will result in greater sales and distribution of our software through retail outlets and to original equipment manufacturers (“OEM”s). We are also targeting potential customers to offer customized applications to meet their industry requirements.   Status Machine Edition is now being used to monitor one of the largest subway systems in the world in Seoul, South Korea. Status Machine Edition monitors HVAC performance in pharmaceutical manufacturing facilities, electricity distribution, mining equipment and furniture manufacturing. Status Machine Edition and Status Enterprise are used in various monitoring applications in numerous verticals in the United States and around the world in numerous countries including Germany, Sweden, Taiwan, Kuwait, Malaysia, Chile, Canada, United Kingdom, Italy, Turkey, South Africa, Russia and France.

Status Enterprise provides greater scalability, data modeling and support for HTML 5 and mobile devices. We do not expect this offering to start generating additional revenue until the end of 2014, as the sales cycles for SCADA products is often several months or more.

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

Results of Operations

Comparison of the Three Months Ended January 31, 2014 and 2013

The following tables set forth, for the periods indicated, certain items from the statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

	For the three months ended January 31,
	2014		2013
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues
Revenues
Technology licensing and support	$389,197	86%	$170,085	62%
Commercial software	65,972	14%	104,532	38%
Total revenues	$455,169	100%	$274,617	100%

Operating expenses:
Technology licensing and support	$25,783	6%	$18,986	7%
Commercial software	$25,876	6%	$19,053	7%
Sales and marketing	$76,233	17%	$49,535	18%
Research and development	$58,815	13%	$43,290	16%
General and administrative	$126,468	28%	$96,575	35%
Interest expense	$--	--	$4,319	2%

Net Income	$140,886	31%	$41,571	15%

Basic earnings per common share	$0.01		$--

Diluted earnings per common share	$0.01		$--

Revenues

Our revenues for the three months ended January 31, 2014 amounted to $455,169 compared to fiscal 2013 revenues of $274,617, an increase of approximately $181,000 (66%). In fiscal 2014, we had increases in technology licensing revenues ($155,000) and support revenues ($64,000) of $219,000 which were offset by a decline in commercial software revenues of $38,000. We entered into two new long-term licensing agreements at the end of the first quarter of fiscal 2013 which in fiscal 2014 accounted for $16,000 of the increase in both technology licensing revenues and support revenues. In addition we recognized licensing royalties of $120,000 in fiscal 2014. We continue to implement our strategic goals to generate increased revenues from the sales of our products and services, which accounted for the balance of our revenue growth.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Technology licensing and support costs and commercial software costs consist primarily of payroll and related expenses. Technology licensing and support costs amounted to $25,783 in the three months ended January 31, 2014 compared to $18,986 in the three months ended January 31, 2013 an increase of $6,797 (36%). Commercial software costs amounted to $25,876 in the three months ended January 31, 2014 compared to $19,053 in the three months ended January 31, 2013 an increase of $6,823 (36%). These increased costs result from our adding new personnel to service our new business.

As a percentage of technology licensing and support revenues the related costs decreased to 7% in fiscal 2014 as compared to 11% of such revenues in fiscal 2013. Commercial software costs were 39% of commercial software revenues in fiscal 2014 compared to 18% in fiscal 2013. This was a result of our decrease in such revenues in fiscal 2014. Overall these costs represented 11% of revenues compared to 14% of fiscal 2013 revenues as we continue to manage our payroll costs as we implement our strategic plan.

Sales and marketing costs have increased to $76,233 in the three months ended January 31, 2014 from $49,535 in the three months ended January 31, 2013, an increase of $26,698 (54%). Payroll and related costs increased to $40,157 from $29,556 and advertising and marketing increased to $27,296 from $11,257. As operations continue to improve we have increased our advertising budget since we believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Research and development costs increased to $58,815 in the three months ended January 31, 2014 from $43,290 in the three months ended January 31, 2013, an increase of $15,525 (36%). Research and development payroll and related costs increased as we worked on the release of our new product, Status Enterprise, and new features.

General and administrative costs increased to $126,468 in the three months ended January 31, 2014 from $96,575 in the three months ended January 31, 2013, an increase of $29,893 (31%). The increase was primarily related to increases in payroll and related costs, which increased to $78,059 from $57,429, a result of increased administrative duties as our business continues to grow.

Interest and Debt Costs

Interest expense decreased from $4,319 in the three months ended January 31, 2013 to zero in the three months ended January 31, 2014 as we paid off both our promissory notes with our CEO ($164,173) and the convertible debenture ($50,000) during fiscal 2013.

Income Tax Benefit

Prior to the year ended October 31, 2013 the deferred tax asset arising from pre-tax losses had been fully reserved as we were not able to determine that it was more likely than not that we would be able to realize the tax benefits in the future. Based on our evaluation of the positive and negative evidence at October 31, 2013, management determined that the Company would utilize a portion of its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize a portion of its deferred tax assets. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $406,744 as of October 31, 2013. Based on current operations, it is estimated that no further adjustment is necessary at January 31, 2014, but management will review each period to determine if additional reductions to the valuation allowance are warranted and adjust accordingly.

Net Income

Net income in the three months ended January 31, 2014 totaled $140,886 compared to net income of $41,571 in the three months ended January 31, 2013, an increase of $99,315 (239%) as discussed above.

Liquidity and Capital Resources

We currently fund our operations through sales of our products and services.

At January 31, 2014, we had cash and cash equivalents of $694,724 compared to $252,571 at October 31, 2013. The increase of $442,153 is primarily attributable to cash generated from operations reduced by acquisition costs of long-lived assets.

Cash Flows

Net cash provided by operating activities amounted to $453,391 and $317,664 in the three months ended January 31, 2014 and 2013, respectively. Net cash from operations increased as a result of cash generated from our licensing agreements and services revenues while we managed to maintain operating costs as discussed above while we implemented our overall strategic business plan.

In fiscal 2014 and 2013, cash was used for investing activities for the acquisition of property and equipment in the amount of $1,238 and $3,856, respectively. Additionally, in fiscal 2014 we paid $10,000 for a deposit on the purchase of a new office facility which we will relocate to in the second quarter of fiscal 2014.

We believe that our cash on hand at January 31, 2014 and our revenue commitments will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future.

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

Overall the valuation allowance decreased by approximately $53,000 and $462,000 in the three months ended January 31, 2014 and the year ended October 31, 2013, respectively.

Contractual Obligations

Not Applicable

Off-Balance Sheet Arrangements

As of January 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2014.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of January 31, 2014.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of January 31, 2014.  Management’s assessment identified the following material weaknesses:

•

As of January 31, 2014, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of January 31, 2014, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of January 31, 2014, there were no independent directors and no independent audit committee.

We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We will address these concerns in time, taking into consideration the Company’s size and its available resources.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any equity securities during the period covered by this report that were not registered under the Securities Act, except as follows:

On March 6, 2014, the holder of the warrant to purchase 300,000 shares of Company common stock elected to exercise the warrant through a cashless exercise, as defined in the warrant agreement. As a result, the Company issued 232,500 shares of common stock in full settlement of the warrant.

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

B-SCADA, INC.

Dated: March 13, 2014	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer