Form 10-Q/A
period 2014-01-31
B-Scada, Inc.
filed 2014-06-12
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

B-Scada, Inc.(“B-Scada” or the “Company”) is filing this  Amendment to its previously filed Quarterly  Report on Form 10-Q for the first quarter ended January 31, 2014 (the “First Quarter Report”) to restate its unaudited interim financial statements as of and for the first quarter ended January 31, 2014.  The reason for the restatement is described in Note 1 of the unaudited interim financial statements included in this Form 10-Q/A.  The information in the First Quarter Report is amended to read in its entirety as set forth in this Amendment.  Except to reflect the restatement of the unaudited interim financial statements, the information in the First Quarter Report and this  Amendment has not been updated or otherwise changed to reflect  any events, conditions or other  developments that have occurred or existed since March 13, 2014, the date the First Quarter Report was filed.  Accordingly, except solely with regard to the restatement, all information in the First Quarter Report and this Amendment speaks only as of March 13, 2014.  References made in this Amendment to “this Form 10-Q” mean this Amendment on Form 10-Q/A unless the context requires otherwise.

B-SCADA, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

B-SCADA, INC.

BALANCE SHEETS

	January 31,
	2014	October 31,
	(Restated)	2013
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$694,724	$252,571
Accounts Receivable - Net	99,596	119,618
Accrued Revenue	7,500	198,150
Deferred Income Tax - Current	71,560	71,560
Prepaid Expenses and Other Current Assets	4,552	6,258
Total Current Assets	877,932	648,157

Property and Equipment - Net	12,567	12,587

Other Assets
Intangible Asset	111,479	111,479
Deferred Income Tax	335,184	335,184
Other Assets	13,650	3,650
Total Other Assets	460,313	450,313

Total Assets	$1,350,812	$1,111,057

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$191,981	$201,855
Deferred Revenue	336,639	108,499
Total Current Liabilities	528,620	310,354

Commitments and Contingencies	--	--

Stockholders’ Equity
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,586,672
at January 31, 2014 and October 31, 2013	2,459	2,459
Additional Paid in Capital	7,100,728	7,100,728
Accumulated Deficit	(6,280,995)	(6,302,484)
Total Stockholders’ Equity	822,192	800,703

Total Liabilities and Stockholders’ Equity	$1,350,812	$1,111,057

See the accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF OPERATIONS [UNAUDITED]

	For the Three Months Ended
	January 31,
	2014	2013
	(Restated)
Revenues
Technology Licensing and Support	$269,800	$170,085
Commercial Software	65,972	104,532
Total Revenues	335,772	274,617

Operating Expenses
Technology Licensing and Support	25,783	18,986
Commercial Software	25,876	19,053
Sales and Marketing	76,233	49,535
Research and Development	58,815	43,290
General and Administrative	126,468	96,575
Depreciation and Amortization	1,258	1,288
Total Operating Expenses	314,433	228,727

Operating Income	21,339	45,890

Other Income (Expenses)
Interest Income	150	--
Interest Expense	--	(1,008)
Interest Expense - Related Party	--	(3,311)
Total Other Income (Expenses)	150	(4,319)

Income Before Income Taxes	21,489	41,571

Provision for Income Taxes	--	--

Net Income	$21,489	$41,571

Basic Earnings Per Common Share	$--	$--

Diluted Earnings Per Common Share	$--	$--

Weighted-Average Common Shares Outstanding -
Basic Earnings Per Share	24,586,672	24,586,672

Weighted-Average Common Shares Outstanding -
Diluted Earnings Per Share	24,796,672	24,586,672

See the accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Three Months Ended
	January 31,
	2014	2013
	(Restated)
Operating Activities
Net Income	$21,489	$41,571
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	1,258	1,288
Deferred Revenue	228,140	74,047

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	20,022	36,898
Accrued Revenue	190,650	135,417
Prepaid Expenses and Other Current Assets	1,706	980
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(9,874)	27,463
Net Cash Provided by Operating Activities	453,391	317,664

Investing Activities
Acquisition of Equipment	(1,238)	(3,856)
Deposit on Property	(10,000)	--
Net Cash Used for Investing Activities	(11,238)	(3,856)

Change in Cash and Cash Equivalents	442,153	313,808

Cash and Cash Equivalents - Beginning of Period	252,571	94,831

Cash and Cash Equivalents - End of Period	$694,724	$408,639

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$--	$--
Income Taxes	$--	$--

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

Restatement for Correction of an Accounting Error - The related financial statements have been adjusted to reflect a correction of an accounting error which occurred in January 2014.  We were provided information from a customer regarding an annual royalty payment owed to us from sales of our software.  The original amount provided of $120,000 was included in revenues and accounts receivable as of and for the three months ended January 31, 2014.  Subsequent to the filing of Form 10-Q, we received a revised reported amount of $603 from the customer.  We are restating the January 31, 2014 financial statements to reflect this correction.  The correction results in a reduction of Technology Licensing and Support Revenues and Accounts Receivable - Net of $119,397.

The following summarizes the effects of the restatement (Unaudited):

As of or for the three months ended January 31, 2014	Previously Reported	Adjustment	Restated
Statements of Operations Revenues
Technology Licensing and Support Revenues	$ 389,197	$ (119,397)	$ 269,800
Total Revenues	455,169	(119,397)	335,772
Operating Income	140,736	(119,397)	21,339
Income Before Income Taxes	140,886	(119,397)	21,489
Net Income	140,886	(119,397)	21,489

Net Income Per Common Share Data
Basic Earnings Per Common Share	0.01	(0.01)	--
Diluted Earnings Per Common Share	0.01	(0.01)	--

Balance Sheets
Assets
Accounts Receivable - Net	218,993	(119,397)	99,596
Total Current Assets	997,329	(119,397)	877,932
Total Assets	1,470,209	(119,397)	1,350,812

Stockholders’ Equity
Accumulated Deficit	(6,161,598)	(119,397)	(6,280,995)
Total Stockholders’ Equity	941,589	(119,397)	822,192
Total Liabilities and Stockholders’ Equity	1,470,209	(119,397)	1,350,812

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

JANUARY 31, 2014

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

(7)  Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three months ended January 31, 2014 (there were no dilutive securities in three months ended January 31, 2013):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Restated)		(Restated)
Basic EPS:
Income Available to Common Stockholders	$21,489	24,586,672	$--
Effect of Dilutive Securities:
Warrants	--	210,000	--
Diluted EPS:
Income Available to Common Stockholders
Plus Assumed Exercises	$21,489	24,796,672	$--

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2014

(8)  Income Taxes

The income tax expense differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended
	January 31,
	2014	2013
	[Unaudited]	[Unaudited]
United States Statutory Corporate
Income Tax Rate	34.0%	34.0%
State Income Tax Net of Federal	3.63%	3.63%

Change in Valuation Allowance on
Deferred Tax Assets	(37.63)%	(37.63)%

Income Tax Provision	--%	--%

The components of deferred tax assets (liabilities) at January 31, 2014 and October 31, 2013 are as follows:

	January 31,	October 31,
	2014	2013
	(Restated) [Unaudited]
Deferred Tax Assets - Current
Net Operating Losses	$71,560	$71,560
Accrued Vacation Pay	9,625	10,238
Valuation Allowance	(9,625)	(10,238)
	71,560	71,560
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	$995,972	$1,003,522
Property and Equipment	(1,142)	(954)
Equity Instruments	2,214	2,214
Valuation Allowance	(661,860)	(669,598)
	335,184	335,184

Net Deferred Tax Asset	$406,744	$406,744

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

Overall the valuation allowance decreased by approximately $8,000 and $462,000 in the three months ended January 31, 2014 and the year ended October 31, 2013, respectively.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2014

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

Restatement for Correction of an Accounting Error - The related financial statements have been adjusted to reflect a correction of an accounting error which occurred in January 2014.  We were provided information from a customer regarding an annual royalty payment owed to us from sales of our software.  The original amount provided of $120,000 was included in revenues and accounts receivable as of and for the three months ended January 31, 2014.  Subsequent to the filing of Form 10-Q, we received a revised reported amount of $603 from the customer.  We are restating the January 31, 2014 financial statements to reflect this correction.  The correction results in a reduction of Technology Licensing and Support Revenues and Accounts Receivable - Net of $119,397.

Results of Operations

Comparison of the Three Months Ended January 31, 2014 and 2013

The following tables set forth, for the periods indicated, certain items from the statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

	For the three months ended January 31,
	2014		2013
	(Restated)
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues
Revenues
Technology licensing and support	$269,800	80%	$170,085	62%
Commercial software	65,972	20%	104,532	38%
Total revenues	$335,772	100%	$274,617	100%

Operating expenses:
Technology licensing and support	$25,783	8%	$18,986	7%
Commercial software	$25,876	8%	$19,053	7%
Sales and marketing	$76,233	23%	$49,535	18%
Research and development	$58,815	17%	$43,290	16%
General and administrative	$126,468	38%	$96,575	35%
Interest expense	$--	--	$4,319	2%

Net Income	$21,489	6%	$41,571	15%

Basic earnings per common share	$--		$--

Diluted earnings per common share	$--		$--

Revenues

Our revenues for the three months ended January 31, 2014 amounted to $335,772 compared to fiscal 2013 revenues of $274,617, an increase of approximately $61,000 (22%). In fiscal 2014, we had increases in technology licensing revenues ($35,000) and support revenues ($64,000) of $99,000 which were offset by a decline in commercial software revenues of $38,000. We entered into two new long-term licensing agreements at the end of the first quarter of fiscal 2013 which in fiscal 2014 accounted for $16,000 of the increase in both technology licensing revenues and support revenues. We continue to implement our strategic goals to generate increased revenues from the sales of our products and services, which accounted for the balance of our revenue growth. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

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

As a percentage of technology licensing and support revenues the related costs decreased to 10% in fiscal 2014 as compared to 11% of such revenues in fiscal 2013. Commercial software costs were 39% of commercial software revenues in fiscal 2014 compared to 18% in fiscal 2013. This was a result of our decrease in such revenues in fiscal 2014. Overall these costs represented 15% of revenues compared to 14% of fiscal 2013.

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

Net Income

Net income in the three months ended January 31, 2014 totaled $21,489 compared to net income of $41,571 in the three months ended January 31, 2013, a decrease of $20,082 (48%) as discussed above.

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

Overall the valuation allowance decreased by approximately $8,000 and $462,000 in the three months ended January 31, 2014 and the year ended October 31, 2013, respectively.

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

B-SCADA, INC.

Dated: June 12, 2014	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer