Form 10-Q
period 2014-04-30
B-Scada, Inc.
filed 2014-06-16
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 333-150158

B-SCADA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3399360
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

9030 W Ft Island Tr. Building 9
Crystal River, Florida	34429
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (352) 564-9610

1255 N Vantage Pt. Dr., Suite A, Crystal River, Florida 34429

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

The number of shares of the issuer’s common equity outstanding as of June 12, 2014 was 24,819,172 shares of common stock, par value $.0001.

B-SCADA, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

B-SCADA, INC.

BALANCE SHEETS

	April 30,	October 31,
	2014	2013
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$806,325	$252,571
Accounts Receivable - Net	210,750	119,618
Accrued Revenue	16,850	198,150
Deferred Income Tax - Current	71,560	71,560
Prepaid Expenses and Other Current Assets	8,301	6,258
Total Current Assets	1,113,786	648,157

Property and Equipment - Net	218,727	12,587

Other Assets
Intangible Asset	111,479	111,479
Deferred Income Tax	335,184	335,184
Other Assets	1,500	3,650
Total Other Assets	448,163	450,313

Total Assets	$1,780,676	$1,111,057

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$131,390	$201,855
Mortgage Payable - Current	15,669	--
Deferred Revenue	550,141	108,499
Total Current Liabilities	697,200	310,354

Long Term Liabilities
Mortgage Payable	110,560	--

Total Liabilities	807,760	310,354

Commitments and Contingencies	--	--

Stockholders’ Equity
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,819,172
at April 30, 2014 and 24,586,672 at October 31, 2013	2,482	2,459
Additional Paid in Capital	7,100,705	7,100,728
Accumulated Deficit	(6,130,271)	(6,302,484)
Total Stockholders’ Equity	972,916	800,703

Total Liabilities and Stockholders’ Equity	$1,780,676	$1,111,057

See the accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF OPERATIONS [UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Revenues
Technology Licensing and Support	$427,202	$331,788	$697,002	$501,873
Commercial Software	80,572	108,482	146,544	213,014
Total Revenues	507,774	440,270	843,546	714,887

Operating Expenses
Technology Licensing and Support	54,910	40,943	80,693	59,929
Commercial Software	71,646	53,350	97,522	72,403
Sales and Marketing	95,942	67,873	172,175	117,408
Research & Development	21,782	16,567	80,597	59,857
General and Administrative	109,519	59,447	235,987	156,022
Depreciation and Amortization	2,822	1,256	4,080	2,544
Total Operating Expenses	356,621	239,436	671,054	468,163

Operating Income	151,153	200,834	172,492	246,724

Other Income (Expenses)
Interest Income	364	--	514	--
Interest Expense	(793)	(1,008)	(793)	(2,017)
Interest Expense - Related Party	--	(2,070)	--	(5,380)
Total Other Income (Expenses)	(429)	(3,078)	(279)	(7,397)

Income Before Income Taxes	150,724	197,756	172,213	239,327

Provision for Income Taxes	--	--	--	--

Net Income	$150,724	$197,756	$172,213	$239,327

Basic Earnings Per Common Share	$0.01	$0.01	$0.01	$0.01

Diluted Earnings Per Common Share	$0.01	$0.01	$0.01	$0.01

Weighted-Average Common Shares Outstanding for Basic Earnings Per
Common Share	24,730,352	24,586,672	24,621,706	24,586,672

Weighted-Average Common Shares Outstanding for Diluted Earnings Per
Common Share	24,730,352	24,754,965	24,621,706	24,671,865

See the accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Six Months Ended
	April 30,
	2014	2013

Operating Activities
Net Income	$172,213	$239,327
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	4,080	2,545
Deferred Revenue	441,642	297,312

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(91,132)	(6,200)
Accrued Revenue	181,300	48,750
Prepaid Expenses and Other Current Assets	(2,043)	2,217
Other Assets	2,150	--
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(70,465)	(38,123)
Net Cash Provided by Operating Activities	637,745	545,828

Investing Activities
Acquisition of Property and Equipment	(82,720)	(6,870)
Net Cash Used for Investing Activities	(82,720)	(6,870)

Financing Activities
Payment of mortgage payable	(1,271)	--
Payment of note payable - related party	--	(73,673)
Net Cash Used for Financing Activities	(1,271)	(73,673)

Change in Cash and Cash Equivalents	553,754	465,285

Cash and Cash Equivalents - Beginning of Period	252,571	94,831

Cash and Cash Equivalents - End of Period	$806,325	$560,116

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$793	$16,327
Income Taxes	$--	$--

Non-Cash Investing and Financing Activity Acquisition of building with mortgage payable	$127,500	$--

Non-Cash Financing Activity
Issuance of common stock for cashless warrant exercise	$23	$--

See the accompanying notes to financial statements.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2014

(1)  Nature of Business and Basis of Presentation

B-Scada, Inc. (“B-Scada”, the “Company”, “we” or “us”), a Delaware corporation, was originally formed under the name Firefly Learning, Inc. in May 2001. In October, 2005, pursuant to an exchange agreement, we acquired all of the issued and outstanding shares of capital stock of Mobiform Software, Ltd. (“Mobiform Canada”), a Canadian corporation, in exchange for 14,299,593 shares of our common stock and changed our name to Mobiform Software, Inc.  Effective September 14, 2010, Mobiform Canada was dissolved.  On October 19, 2012, we changed our name to B-Scada, Inc.

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

(2)  Summary of Significant Accounting Policies

Our other accounting policies are set forth in Note 2 to our audited financial statements included in our October 31, 2013 Form 10K.

Unaudited Interim Statements - The accompanying unaudited interim financial statements as of April 30, 2014, and for the six months ended April 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 30, 2014 and the results of operations for the three and six months ended April 30, 2014 and 2013 and cash flows for the six months ended April 30, 2014 and 2013.  The results of operations for the six months ended April 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2014

(2)  Summary of Significant Accounting Policies (Continued)

Reclassification - Certain fiscal 2013 amounts in the statement of operations have been reclassified to conform to fiscal 2014 presentation.

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after April 30, 2014 through the date of the issuance of the accompanying financial statements.

(3)  New Authoritative Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The amendments in the ASU will be applied using one of two retrospective methods. The effective date will be the first quarter of our fiscal year ended October 31, 2018. We have not determined the potential effects on our financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

(4)  Property and Equipment

Property and equipment consists of the following:

	April 30,	October 31,	Estimated
	2014	2013	Useful Lives
	[Unaudited]

Land	$15,531	$--	--
Building and Improvements	176,071	--	7 - 40 years
Computer Equipment	48,742	46,265	5 years
Office Furniture and Equipment	34,429	24,432	5 - 7 years
Software	31,566	25,422	3 years
Total	306,339	96,119
Less: Accumulated Depreciation
and Amortization	(87,612)	(83,532)
	$218,727	$12,587

(5)  Intangible Assets

The intangible asset consists of the following:

	April 30,	October 31,
	2014	2013
	[Unaudited]

Domain Name	$111,479	$111,479

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2014

(6)  Mortgage Payable

In February 2014, we purchased a new office facility and incurred a mortgage in the amount of $127,500 payable to the seller of the property.  The balance is payable over 7 years in monthly payments of $1,802 which include interest at 5% per annum.  The outstanding mortgage balance at April 30, 2014 is $126,229.

Future maturities of long-term debt as of April 30, 2014 are as follows:

Twelve Months Ended
April 30,

2015	$ 15,669
2016	16,471
2017	17,314
2018	18,199
2019	19,131
Thereafter	39,445

$ 126,229

(7)  Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At April 30, 2014 there were 24,819,172 common shares issued and outstanding.

On March 6, 2014, the holder of the warrant to purchase 300,000 shares of Company common stock elected to exercise the warrant through a cashless exercise, as defined in the warrant agreement.  At the time of exercise, the applicable market value of our common stock was $0.40 and as a result we issued 232,500 shares of Company common stock in full settlement of the warrant.

The following table summarizes the warrants activity:

	For the Six Months Ended
	April 30, 2014 (Unaudited)		For the Year Ended October 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	300,000	$0.09	300,000	$0.09
Granted/Sold	--	--	--	--
Expired/Cancelled	--	--	--	--
Forfeited	(67,500)	$0.09	--	--
Exercised	(232,500)	$0.09	--	--
Outstanding at end of period	--	--	300,000	$0.09

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2014

(7)  Stockholders’ Equity (Continued)

The following table summarizes information about stock warrants outstanding as of October 31, 2013:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	1.25	$0.09	300,000	$0.09

At April 30, 2014, there are no outstanding warrants.  At October 31, 2013, the weighted-average exercise price of all warrants was $0.09 and the weighted-average remaining contractual life was 1.25 years.

(8)  Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three and six months ended April 30, 2013 (there were no dilutive securities in the three and six months ended April 30, 2014):

	For the three months ended April 30, 2013
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Income Available to Common Stockholders	$197,756	24,586,672	$0.01
Effect of Dilutive Securities:
Warrants	--	168,293	--
Diluted EPS:
Income Available to Common Stockholders
Plus Assumed Exercises	$197,756	24,754,965	$0.01

For the six months ended April 30, 2013
Income		Shares	Per Share
(Numerator)		(Denominator)	Amount

Basic EPS:
Income Available to Common Stockholders	$239,327	24,586,672	$0.01
Effect of Dilutive Securities:
Warrants	--	85,193	--
Diluted EPS:
Income Available to Common Stockholders
Plus Assumed Exercises	$239,327	24,671,865	$0.01

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2014

(9)  Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Six Months Ended
	April 30,
	2014	2013
	[Unaudited]	[Unaudited]

United States Statutory Corporate
Income Tax Rate	34.0%	34.0%
State Income Tax Net of Federal	3.63%	3.63%
Change in Valuation Allowance on
Deferred Tax Assets	(37.63)%	(37.63)%

Income Tax Provision	--%	--%

The components of deferred tax assets (liabilities) at April 30, 2014 and October 31, 2013 are as follows:

	April 30,	October 31,
	2014	2013
	[Unaudited]
Deferred Tax Assets - Current
Net Operating Losses	$71,560	$71,560
Accrued Vacation Pay	15,007	10,238
Valuation Allowance	(15,007)	(10,238)
	71,560	71,560
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	$954,777	$1,003,522
Property and Equipment	(1,518)	(954)
Equity Instruments	--	2,214
Valuation Allowance	(618,075)	(669,598)
	335,184	335,184

Net Deferred Tax Asset	$406,744	$406,744

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

Overall the valuation allowance decreased by approximately $47,000 and $462,000 in the six months ended April 30, 2014 and the year ended October 31, 2013, respectively.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2014

(10)  Commitments and Contingencies

Lease

We leased office space in Crystal River, Florida, on a month to month basis through April 30, 2014 when we relocated to the new office facility we purchased. The lease terms were a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement. Rental expense, including allocated utilities, for the six months ended April 30, 2014 and 2013 amounted to approximately $18,000 and $16,000, respectively.

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

We specialize in the compelling visualization of real-time data. B-Scada has produced exceptional data visualization solutions for manufacturing, power and utilities, petro chemical, emissions monitoring, building automation and other fields of business making use of HMI and SCADA software products.

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

Status Enterprise provides greater scalability, data modeling and support for HTML 5 and mobile devices. We do not expect this offering to start generating significant revenue until the end of 2014, as the sales cycles for SCADA products is often several months or more.

Consulting

In addition to sales of the Status products, we generate revenue by providing consulting services to companies that wish to extend and customize our technology. We provide .NET development and screen design services. We also offer training and graphic design services and produce 3D models of equipment and machinery for use in mimics.

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

Results of Operations

Comparison of the Three Months Ended April 30, 2014 and 2013

The following tables set forth, for the periods indicated, certain items from the statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

	For the three months ended April 30,
	2014		2013
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues
Technology licensing and support	$427,202	84%	$331,788	75%
Commercial software	80,572	16%	108,482	25%
Total revenues	$507,774	100%	$440,270	100%

Operating expenses:
Technology licensing and support	$54,910	11%	$40,943	9%
Commercial software	$71,646	14%	$53,350	12%
Sales and marketing	$95,942	19%	$67,873	15%
Research and development	$21,782	4%	$16,567	4%
General and administrative	$109,519	22%	$59,447	14%
Interest expense	$793	--	$3,078	1%

Net Income	$150,724	30%	$197,756	45%

Basic earnings per common share	$0.01		$0.01

Diluted earnings per common share	$0.01		$0.01

Revenues

Our revenues for the three months ended April 30, 2014 amounted to $507,774 compared to fiscal 2013 revenues of $440,270, an increase of approximately $68,000 (15%). In fiscal 2014, we had increases in technology licensing and support revenues of $95,000 which were offset by a decline in commercial software revenues of $27,000. We entered into two new long-term licensing agreements at the end of the first quarter of fiscal 2013.  In fiscal 2014, customer development services from these customers accounted for most of the increase in technology licensing and support revenues. We continue to implement our strategic goals to generate increased revenues from the sales of our products and services, which accounted for the balance of our revenue growth.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Technology licensing and support costs and commercial software costs consist primarily of payroll and related expenses. Technology licensing and support costs amounted to $54,910 in the three months ended April 30, 2014 compared to $40,943 in the three months ended April 30, 2013 an increase of $13,967 (34%). Commercial software costs amounted to $71,646 in the three months ended April 30, 2014 compared to $53,350 in the three months ended April 30, 2013 an increase of $18,296 (34%). These increased costs result from our adding personnel to service our new business as well as the anticipated business from the release of Status Enterprise in January 2014.

As a percentage of technology licensing and support revenues the related costs increased to 13% in fiscal 2014 as compared to 12% of such revenues in fiscal 2013. Commercial software costs were 89% of commercial software revenues in fiscal 2014 compared to 49% in fiscal 2013. This was a result of our decrease in such revenues in fiscal 2014. Overall these costs represented 25% of revenues this period compared to 21% of fiscal 2013 revenues.

Sales and marketing costs have increased to $95,942 in the three months ended April 30, 2014 from $67,873 in the three months ended April 30, 2013, an increase of $28,069 (41%). Payroll and related costs increased to $68,150 from $50,864 and advertising and marketing increased to $19,491 from $12,975. As operations continue to improve we have increased our sales and marketing budget since we believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Research and development costs increased to $21,782 in the three months ended April 30, 2014 from $16,567 in the three months ended April 30, 2013, an increase of $5,215 (31%). Research and development payroll and related costs increased as we continuously work on new features for our products.

General and administrative costs increased to $109,519 in the three months ended April 30, 2014 from $59,447 in the three months ended April 30, 2013, an increase of $50,072 (84%). The increase was primarily related to increases in payroll and related costs, which increased to $54,258 from $29,462, repairs and maintenance, which increased $13,443, and professional fees, which increased $7,543. The increases in payroll and professional fees result from increased costs to administer our business as it continues to grow and to properly maintain the financial records necessary for our periodic filings which are required as a public company. The increased repairs and maintenance costs, which should be non-recurring, relate primarily to the relocation to our new office facility in April 2014.

Interest and Debt Costs

Interest expense decreased from $3,078 in the three months ended April 30, 2013 to $793 in the three months ended April 30, 2014.  We paid off both our promissory notes with our CEO ($164,173) and the convertible debenture ($50,000) during fiscal 2013.  In April 2014, we incurred interest expense from the mortgage payable on our new office facility.

Income Tax Benefit

Prior to the year ended October 31, 2013 the deferred tax asset arising from pre-tax losses had been fully reserved as we were not able to determine that it was more likely than not that we would be able to realize the tax benefits in the future. Based on our evaluation of the positive and negative evidence at October 31, 2013, management determined that the Company would utilize a portion of its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize a portion of its deferred tax assets. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $406,744 as of October 31, 2013. Based on current operations, it is estimated that no further adjustment is necessary at April 30, 2014, but management will review each period to determine if additional reductions to the valuation allowance are warranted and adjust accordingly.

Net Income

Net income in the three months ended April 30, 2014 totaled $150,724 compared to net income of $197,756 in the three months ended April 30, 2013, a decrease of $47,032 (24%) as discussed above.

Results of Operations

Comparison of the Six Months Ended April 30, 2014 and 2013

The following tables set forth, for the periods indicated, certain items from the statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

	For the six months ended April 30,
	2014		2013
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues
Technology licensing and support	$697,002	83%	$501,873	70%
Commercial software	146,544	17%	213,014	30%
Total revenues	$843,546	100%	$714,887	100%

Operating expenses:
Technology licensing and support	$80,693	10%	$59,929	8%
Commercial software	$97,522	12%	$72,403	10%
Sales and marketing	$172,175	20%	$117,408	16%
Research and development	$80,597	10%	$59,857	8%
General and administrative	$235,987	28%	$156,022	22%
Interest expense	$793	--	$7,397	1%

Net Income	$172,213	20%	$239,327	33%

Basic earnings per common share	$0.01		$0.01

Diluted earnings per common share	$0.01		$0.01

Revenues

Our revenues for the six months ended April 30, 2014 amounted to $843,546 compared to fiscal 2013 revenues of $714,887, an increase of approximately $129,000 (18%). In fiscal 2014, we had increases in technology licensing and support revenues of $195,000 which were offset by a decline in commercial software revenues of $66,000. We entered into two new long-term licensing agreements at the end of the first quarter of fiscal 2013.  In fiscal 2014, custom development services from these customers accounted for most of the increase in technology licensing and support revenues. We continue to implement our strategic goals to generate increased revenues from the sales of our products and services, which accounted for the balance of our revenue growth.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Technology licensing and support costs and commercial software costs consist primarily of payroll and related expenses. Technology licensing and support costs amounted to $80,693 in the six months ended April 30, 2014 compared to $59,929 in the six months ended April 30, 2013 an increase of $20,764 (35%). Commercial software costs amounted to $97,522 in the six months ended April 30, 2014 compared to $72,403 in the six months ended April 30, 2013 an increase of $25,119 (35%). These increased costs result from our adding personnel to service our new business as well as the anticipated business from the release of Status Enterprise in January 2014.

As a percentage of technology licensing and support revenues the related costs were 12% of such revenues in both fiscal 2014 and 2013. Commercial software costs were 67% of commercial software revenues in fiscal 2014 compared to 34% in fiscal 2013. This was a result of our decrease in such revenues in fiscal 2014. Overall these costs represented 21% of revenues this period compared to 19% of fiscal 2013 revenues.

Sales and marketing costs have increased to $172,175 in the six months ended April 30, 2014 from $117,408 in the six months ended April 30, 2013, an increase of $54,767 (47%). Payroll and related costs increased to $108,307 from $80,420 and advertising and marketing increased to $41,461 from $24,232. As operations continue to improve we have increased our sales and marketing budget since we believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Research and development costs increased to $80,597 in the six months ended April 30, 2014 from $59,857 in the six months ended April 30, 2013, an increase of $20,741 (35%). Research and development payroll and related costs increased as we worked on the release of our new product, Status Enterprise, and new features.

General and administrative costs increased to $235,987 in the six months ended April 30, 2014 from $156,022 in the six months ended April 30, 2013, an increase of $79,965 (51%). The increase was primarily related to increases in payroll and related costs, which increased to $117,075 from $86,891, repairs and maintenance, which increased $13,865, and professional fees, which increased $12,587. The increases in payroll and professional fees result from increased costs to administer our business as it continues to grow and to properly maintain the financial records necessary for our periodic filings which are required as a public company. The increased repairs and maintenance costs, which should be non-recurring, relate primarily to the relocation to our new office facility in April 2014.

Interest and Debt Costs

Interest expense decreased from $7,397 in the six months ended April 30, 2013 to $793 in the six months ended April 30, 2014 as we paid off both our promissory notes with our CEO ($164,173) and the convertible debenture ($50,000) during fiscal 2013.  In April 2014, we incurred interest expense from the mortgage payable on our new office facility.

Income Tax Benefit

Prior to the year ended October 31, 2013 the deferred tax asset arising from pre-tax losses had been fully reserved as we were not able to determine that it was more likely than not that we would be able to realize the tax benefits in the future. Based on our evaluation of the positive and negative evidence at October 31, 2013, management determined that the Company would utilize a portion of its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize a portion of its deferred tax assets. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $406,744 as of October 31, 2013. Based on current operations, it is estimated that no further adjustment is necessary at April 30, 2014, but management will review each period to determine if additional reductions to the valuation allowance are warranted and adjust accordingly.

Net Income

Net income in the six months ended April 30, 2014 totaled $172,213 compared to net income of $239,327 in the six months ended April 30, 2013, a decrease of $67,114 (28%) as discussed above.

Liquidity and Capital Resources

We currently fund our operations through sales of our products and services.

At April 30, 2014, we had cash and cash equivalents of $806,325 compared to $252,571 at October 31, 2013. The increase of $553,754 is primarily attributable to cash generated from operations reduced by acquisition costs of long-lived assets.

Cash Flows

Net cash provided by operating activities amounted to $637,745 and $545,828 in the six months ended April 30, 2014 and 2013, respectively. Net cash from operations increased as a result of cash generated from our technology licensing and support revenues while we managed to maintain operating costs as discussed above while we implemented our overall strategic business plan.

In fiscal 2014 and 2013, cash was used for investing activities for the acquisition of property and equipment in the amount of $82,720 and $6,870, respectively. Additionally, in fiscal 2014 we purchased a new office facility and incurred a mortgage payable of $127,500, of which we paid $1,271 in principal in April 2014.  We relocated in the second quarter of fiscal 2014.

We believe that our cash on hand at April 30, 2014 and our revenue commitments will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future.

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

Overall the valuation allowance decreased by approximately $47,000 and $462,000 in the six months ended April 30, 2014 and the year ended October 31, 2013, respectively.

Contractual Obligations

Not Applicable

Off-Balance Sheet Arrangements

As of April 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The amendments in the ASU will be applied using one of two retrospective methods. The effective date will be the first quarter of our fiscal year ended October 31, 2018. We have not determined the potential effects on our financial statements.

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

Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2014.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of April 30, 2014.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of April 30, 2014.  Management’s assessment identified the following material weaknesses:

•

As of April 30, 2014, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of April 30, 2014, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of April 30, 2014, there were no independent directors and no independent audit committee.

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

B-SCADA, INC.

Dated: June 16, 2014	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer