Form 10-Q
period 2014-07-31
B-Scada, Inc.
filed 2014-09-15
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2014

or

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

_______________________

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

The number of shares of the issuer’s common equity outstanding as of September 15, 2014 was 27,243,414 shares of common stock, par value $.0001.

B-SCADA, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

B-SCADA, INC.

BALANCE SHEETS

	July 31,	October 31,
	2014	2013
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$748,591	$252,571
Accounts Receivable - Net	251,090	119,618
Accrued Revenue	26,200	198,150
Deferred Income Tax - Current	71,560	71,560
Prepaid Expenses and Other Current Assets	3,080	6,258
Total Current Assets	1,100,521	648,157

Property and Equipment - Net	223,190	12,587

Other Assets
Intangible Asset	111,479	111,479
Deferred Income Tax	335,184	335,184
Other Assets	1,500	3,650
Total Other Assets	448,163	450,313

Total Assets	$1,771,874	$1,111,057

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$130,800	$201,855
Mortgage Payable - Current	15,866	--
Deferred Revenue	364,220	108,499
Total Current Liabilities	510,886	310,354

Long Term Liabilities
Mortgage Payable	106,519	--

Total Liabilities	617,405	310,354

Commitments and Contingencies	--	--

Stockholders’ Equity
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 24,819,172
at July 31, 2014 and 24,586,672 at October 31, 2013	2,482	2,459
Additional Paid in Capital	7,100,705	7,100,728
Accumulated Deficit	(5,948,718)	(6,302,484)
Total Stockholders’ Equity	1,154,469	800,703

Total Liabilities and Stockholders’ Equity	$1,771,874	$1,111,057

See the accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF OPERATIONS [UNAUDITED]

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31
	2014	2013	2014	2013

Revenues
Technology Licensing and Support	$497,632	$249,515	$1,194,634	$751,387
Commercial Software	76,683	90,629	223,227	303,644
Total Revenues	574,315	340,144	1,417,861	1,055,031

Operating Expenses
Technology Licensing and Support	53,742	39,566	134,435	99,495
Commercial Software	52,667	38,699	150,189	111,102
Sales and Marketing	81,879	49,624	254,054	167,032
Research & Development	6,853	4,870	87,450	64,727
General and Administrative	192,764	125,305	428,751	281,327
Depreciation and Amortization	3,672	1,307	7,752	3,851
Total Operating Expenses	391,577	259,371	1,062,631	727,534

Operating Income	182,738	80,773	355,230	327,497

Other Income (Expenses)
Interest Income	377	--	891	--
Interest Expense	(1,562)	(1,008)	(2,355)	(3,024)
Interest Expense - Related Party	--	(1,825)	--	(7,206)
Total Other Income (Expenses)	(1,185)	(2,833)	(1,464)	(10,230)

Income Before Income Taxes	181,553	77,940	$353,766	317,267

Provision for Income Taxes	--	--	--	--

Net Income	$181,553	$77,940	$353,766	$317,267

Basic Earnings Per Common Share	$0.01	$--	$0.01	$0.01

Diluted Earnings Per Common Share	$0.01	$--	$0.01	$0.01

Weighted-Average Common Shares Outstanding for Basic Earnings Per
Common Share	24,819,172	24,586,672	24,680,309	24,586,672

Weighted-Average Common Shares Outstanding for Diluted Earnings Per
Common Share	24,819,172	24,749,092	24,680,309	24,714,351

See the accompanying notes to financial statements.

B-SCADA, INC.

STATEMENTS OF CASH FLOWS [UNAUDITED]

	For the Nine Months Ended
	July 31,
	2014	2013

Operating Activities
Net Income	$353,766	$317,267
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	7,752	3,851
Deferred Revenue	255,721	185,502

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(131,472)	(34,671)
Accrued Revenue	171,950	146,950
Prepaid Expenses and Other Current Assets	3,178	3,690
Other Assets	2,150	--
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(71,055)	(27,497)
Net Cash Provided by Operating Activities	591,990	595,092

Investing Activities
Acquisition of Property and Equipment	(90,855)	(6,870)
Net Cash Used for Investing Activities	(90,855)	(6,870)

Financing Activities
Payment of mortgage payable	(5,115)	--
Payment of note payable - related party	--	(73,673)
Net Cash Used for Financing Activities	(5,115)	(73,673)

Change in Cash and Cash Equivalents	496,020	514,549

Cash and Cash Equivalents - Beginning of Period	252,571	94,831

Cash and Cash Equivalents - End of Period	$748,591	$609,380

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$2,355	$16,327
Income Taxes	$--	$--

Non-Cash Investing and Financing Activity
Acquisition of building with mortgage payable	$127,500	$--

Non-Cash Financing Activity
Issuance of common stock for cashless warrant exercise	$23	$--

See the accompanying notes to financial statements.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2014

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

B-Scada is in the business of developing software products for the visualization and monitoring of data in heavy industry. Our HMI (Human Machine Interface) software and SCADA (Supervisory Control and Data Acquisition) products are utilized in manufacturing, power and utilities, petro chemical, emissions monitoring, building automation and other fields of business.  B-Scada also licenses portions of its technology for use in the products of smaller software firms and Fortune 500 companies. Our products are marketed and sold globally and offered through a sales channel of system integrators and resellers.

(2)  Summary of Significant Accounting Policies

Our other accounting policies are set forth in Note 2 to our audited financial statements included in our October 31, 2013 Form 10K.

Unaudited Interim Statements - The accompanying unaudited interim financial statements as of July 31, 2014, and for the nine months ended July 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of July 31, 2014 and the results of operations for the three and nine months ended July 31, 2014 and 2013 and cash flows for the nine months ended July 31, 2014 and 2013.  The results of operations for the nine months ended July 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

JULY 31, 2014

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

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after July 31, 2014 through the date of the issuance of the accompanying financial statements.

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

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2014

(4)  Property and Equipment

Property and equipment consists of the following:

	July 31,	October 31,	Estimated
	2014	2013	Useful Lives
	[Unaudited]

Land	$15,531	$--	--
Building and Improvements	176,071	--	7 - 40 years
Computer Equipment	52,883	46,265	5 years
Office Furniture and Equipment	34,429	24,432	5 - 7 years
Software	35,560	25,422	3 years
Total	314,474	96,119
Less: Accumulated Depreciation
and Amortization	(91,284)	(83,532)
	$223,190	$12,587

(5)  Intangible Assets

The intangible asset consists of the following:

	July 31,	October 31,
	2014	2013
	[Unaudited]

Domain Name	$111,479	$111,479

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2014

(6)  Mortgage Payable

In February 2014, we purchased a new office facility and incurred a mortgage in the amount of $127,500 payable to the seller of the property.  The balance is payable over 7 years in monthly payments of $1,802 which include interest at 5% per annum.  The outstanding mortgage balance at July 31, 2014 is $122,385.

Future maturities of long-term debt as of July 31, 2014 are as follows:

Twelve Months Ended
July 31,

2015	$ 15,866
2016	16,678
2017	17,531
2018	18,428
2019	19,371
Thereafter	34,511

$ 122,385

(7)  Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At July 31, 2014 there were 24,819,172 common shares issued and outstanding.

On March 6, 2014, the holder of the warrant to purchase 300,000 shares of Company common stock elected to exercise the warrant through a cashless exercise, as defined in the warrant agreement.  At the time of exercise, the applicable market value of our common stock was $0.40 and as a result we issued 232,500 shares of Company common stock in full settlement of the warrant.

The following table summarizes the warrants activity:

	For the Nine Months Ended July 31, 2014 (Unaudited)		For the Year Ended October 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	300,000	$0.09	300,000	$0.09
Granted/Sold	--	--	--	--
Expired/Cancelled	--	--	--	--
Forfeited	(67,500)	$0.09	--	--
Exercised	(232,500)	$0.09	--	--
Outstanding at end of period	--	--	300,000	$0.09

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2014

(7)  Stockholders’ Equity (continued)

The following table summarizes information about stock warrants outstanding as of October 31, 2013:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price

$0.09	300,000	1.25	$0.09	300,000	$0.09

At July 31, 2014, there are no outstanding warrants.  At October 31, 2013, the weighted-average exercise price of all warrants was $0.09 and the weighted-average remaining contractual life was 1.25 years.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2014

(8)  Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three and nine months ended July 31, 2013 (there were no dilutive securities in the three and nine months ended July 31, 2014):

	For the three months ended July 31, 2013
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Income Available to Common Stockholders	$77,940	24,586,672	$--
Effect of Dilutive Securities:
Warrants	--	162,420	--
Diluted EPS:
Income Available to Common Stockholders
Plus Assumed Exercises	$77,940	24,749,092	$--

	For the nine months ended July 31, 2013
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Income Available to Common Stockholders	$317,267	24,586,672	$0.01
Effect of Dilutive Securities:
Warrants	--	127,679	--
Diluted EPS:
Income Available to Common Stockholders
Plus Assumed Exercises	$317,267	24,714,351	$0.01

(9)  Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Nine Months Ended
	July 31,
	2014	2013
	[Unaudited]	[Unaudited]

United States Statutory Corporate
Income Tax Rate	34.00%	34.00%
State Income Tax Net of Federal	3.63%	3.63%
Change in Valuation Allowance on
Deferred Tax Assets	(37.63)%	(37.63)%

Income Tax Provision	--%	--%

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2014

(9)  Income Taxes (continued)

The components of deferred tax assets (liabilities) at July 31, 2014 and October 31, 2013 are as follows:

	July 31,	October 31,
	2014	2013
	[Unaudited]
Deferred Tax Assets - Current
Net Operating Losses	$71,560	$71,560
Accrued Vacation Pay	12,283	10,238
Valuation Allowance	(12,283)	(10,238)
	71,560	71,560
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	$888,972	$1,003,522
Property and Equipment	(1,612)	(954)
Equity Instruments	--	2,214
Valuation Allowance	(552,176)	(669,598)
	335,184	335,184

Net Deferred Tax Asset	$406,744	$406,744

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

Overall the valuation allowance decreased by approximately $115,000 and $462,000 in the nine months ended July 31, 2014 and the year ended October 31, 2013, respectively.

B-SCADA, INC.

NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2014

(10)  Commitments and Contingencies

Lease

We leased office space in Crystal River, Florida, on a month to month basis through April 30, 2014 when we relocated to the new office facility we purchased. The lease terms were a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement. Rental expense, including allocated utilities, for the nine months ended July 31, 2014 and 2013 amounted to approximately $18,000 and $25,000, respectively.

(11)  Subsequent Events

Effective as of August 6, 2014, we entered into a Stock Purchase Agreement with Yorkmont Capital Partners, L.P. (“Yorkmont”) pursuant to which Yorkmont purchased 2,424,242 shares of our common stock for an aggregate purchase price of $800,000 ($0.33 per share).

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

We have attracted a number of resellers and system integrators that are now promoting and using the Status product line in commercial settings. We believe that this will result in greater sales and distribution of our software through retail outlets and to original equipment manufacturers (“OEM”s). We are also targeting potential customers to offer customized applications to meet their industry requirements.   Status Machine Edition is now being used to monitor one of the largest subway systems in the world in Seoul, South Korea. Status Machine Edition monitors building automation performance in pharmaceutical manufacturing facilities, electricity distribution, mining equipment and furniture manufacturing. Status Machine Edition and Status Enterprise are used in various monitoring applications in numerous verticals in the United States and around the world in numerous countries including Germany, Sweden, Taiwan, Kuwait, Malaysia, Chile, Canada, United Kingdom, Italy, Turkey, South Africa, Russia and France.

Status Enterprise provides greater scalability, data modeling and support for HTML 5 and mobile devices. We do not expect this offering to start contributing to revenue growth until the end of 2014 or beginning of 2015, as the sales cycles for SCADA products is often several months or more.

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

The products developed using B-Scada’s technology include industrial automation solutions, medical applications for use in hospitals, smart grid, building automation and line of business applications. The relationships established through licensing are very strategic and may lead to acquisitions to prevent competitive companies from having the same strategic benefits.

Growth Strategy

B-Scada software can collect vital information of what is happening with the system it is monitoring. This data can be very valuable for such activities as scheduling, predictive maintenance and manufacturing execution as well as providing for real-time business process management data to executive-level personnel. Our growth strategy is to grow our software offerings beyond SCADA and provide a more complete and valuable offering to our customers. These additional software products may be developed in house as the company grows, or added through a business acquisition. Additional capital may be needed to finance such an acquisition, either through debt or equity public or private offerings. There is no assurance that we will be able to raise capital in an amount necessary to finance such acquisition or on acceptable terms.

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

Results of Operations

Comparison of the Three Months Ended July 31, 2014 and 2013

The following tables set forth, for the periods indicated, certain items from the statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

	For the three months ended July 31,
	2014		2013
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues
Technology licensing and support	$497,632	87%	$249,515	73%
Commercial software	76,683	13%	90,629	27%
Total revenues	574,315	100%	340,144	100%

Operating expenses:
Technology licensing and support	53,742	9%	39,566	12%
Commercial software	52,667	9%	38,699	11%
Sales and marketing	81,879	14%	49,624	15%
Research and development	6,853	1%	4,870	1%
General and administrative	192,764	34%	125,305	37%
Depreciation expense	3,672	1%	1,307	--
Total operating expenses	391,577	68%	259,371	76%

Other (income) expenses	1,185	--%	2,833	1%

Net Income	$181,553	32%	$77,940	23%

Basic earnings per common share	$0.01		$--

Diluted earnings per common share	$0.01		$--

Revenues

Our revenues for the three months ended July 31, 2014 amounted to $574,315 compared to fiscal 2013 revenues of $340,144, an increase of approximately $234,000 (69%). In fiscal 2014, we had increases in technology licensing and support revenues of $248,000 which were offset by a decline in commercial software revenues of $14,000. We entered into two new long-term licensing agreements at the end of the first quarter of fiscal 2013.  In fiscal 2014, customer development services from these customers accounted for most of the increase in technology licensing and support revenues. We continue to implement our strategic goals to generate increased revenues from the sales of our products and services, which accounted for the balance of our revenue growth.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications.

Operating Expenses

Technology licensing and support costs and commercial software costs consist primarily of payroll and related expenses. Technology licensing and support costs amounted to $53,742 in the three months ended July 31, 2014 compared to $39,566 in the three months ended July 31, 2013 an increase of $14,176 (36%). Commercial software costs amounted to $52,667 in the three months ended July 31, 2014 compared to $38,699 in the three months ended July 31, 2013 an increase of $13,968 (36%). These increased costs result from our adding personnel to service our new business as well as the anticipated business from the release of Status Enterprise in January 2014.

As a percentage of technology licensing and support revenues the related costs decreased to 11% in fiscal 2014 as compared to 16% of such revenues in fiscal 2013. Commercial software costs were 69% of commercial software revenues in fiscal 2014 compared to 43% in fiscal 2013. This was a result of our decrease in such revenues in fiscal 2014. Overall these costs represented 19% of revenues this period compared to 23% of fiscal 2013 revenues.

Sales and marketing costs have increased to $81,879 in the three months ended July 31, 2014 from $49,624 in the three months ended July 31, 2013, an increase of $32,255 (65%). Payroll and related costs increased to $36,160 from $26,481 and advertising and marketing increased to $29,001 from $14,713. As operations continue to improve we have increased our sales and marketing budget since we believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Research and development costs increased to $6,853 in the three months ended July 31, 2014 from $4,870 in the three months ended July 31, 2013, an increase of $1,983 (41%). Research and development payroll and related costs increase as we continuously work on new features for our products.

General and administrative costs increased to $192,764 in the three months ended July 31, 2014 from $125,305 in the three months ended July 31, 2013, an increase of $67,459 (54%). The increase was primarily related to increases in payroll and related costs, which increased to $113,380 from $83,632, repairs and maintenance, which increased $5,606, and professional and consulting fees, which increased $29,303. The increases in payroll and professional and consulting fees result from increased costs to administer our business as it continues to grow and to properly maintain the financial records necessary for our periodic filings which are required as a public company. The increased repairs and maintenance costs, which should be non-recurring, relate primarily to the relocation to our new office facility in April 2014.  These relocation cost increases were offset by a related decrease in rent expense of $9,032.

Depreciation expense increased to $3,672 in the three months ended July 31, 2014 from $1,307 in the three months ended July 31, 2013 primarily due to the purchase of and improvements made to our new office facility.

Other Income and Expenses

Other income and expenses in the three months ended July 31, 2014 consists of interest expense of $1,562 net of interest income of $377 and interest expense of $2,833 in the three months ended July 31, 2013.

Interest expense decreased from $2,833 in the three months ended July 31, 2013 to $1,562 in the three months ended July 31, 2014.  We paid off both our promissory notes with our CEO ($164,173) and the convertible debenture ($50,000) during fiscal 2013.  In the three months ended July 31, 2014, we incurred interest expense from the mortgage payable on our new office facility.

Income Tax Benefit

Prior to the year ended October 31, 2013 the deferred tax asset arising from pre-tax losses had been fully reserved as we were not able to determine that it was more likely than not that we would be able to realize the tax benefits in the future. Based on our evaluation of the positive and negative evidence at October 31, 2013, management determined that the Company would utilize a portion of its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize a portion of its deferred tax assets. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $406,744 as of October 31, 2013. Based on current operations, it is estimated that no further adjustment is necessary at July 31, 2014, but management will review each period to determine if additional reductions to the valuation allowance are warranted and adjust accordingly.

Net Income

Net income in the three months ended July 31, 2014 totaled $181,553 compared to net income of $77,940 in the three months ended July 31, 2013, an increase of $103,613 (133%) as discussed above.

Results of Operations

Comparison of the Nine Months Ended July 31, 2014 and 2013

The following tables set forth, for the periods indicated, certain items from the statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

	For the nine months ended July 31,
	2014		2013
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues
Technology licensing and support	$1,194,634	84%	$751,387	71%
Commercial software	223,227	16%	303,644	29%
Total revenues	1,417,861	100%	1,055,031	100%

Operating expenses:
Technology licensing and support	134,435	9%	99,495	9%
Commercial software	150,189	11%	111,102	11%
Sales and marketing	254,054	18%	167,032	16%
Research and development	87,450	6%	64,727	6%
General and administrative	428,751	30%	281,327	27%
Depreciation expense	7,752	1%	3,851	--%
Total operating expenses	1,062,631	75%	727,534	69%

Other (income) expenses	1,464	--%	10,230	1%

Net Income	$353,766	25%	$317,267	30%

Basic earnings per common share	$0.01		$0.01

Diluted earnings per common share	$0.01		$0.01

Revenues

Our revenues for the nine months ended July 31, 2014 amounted to $1,417,861 compared to fiscal 2013 revenues of $1,055,031, an increase of approximately $363,000 (34%). In fiscal 2014, we had increases in technology licensing and support revenues of $443,000 which were offset by a decline in commercial software revenues of $80,000. We entered into two new long-term licensing agreements at the end of the first quarter of fiscal 2013.  In fiscal 2014, custom development services from these customers accounted for most of the increase in technology licensing and support revenues.

Although we had an overall decline in commercial software revenues, product licensing revenue increased 33% to $84,127 and represents 38% of commercial software revenue in fiscal 2014 as compared to 21% in fiscal 2013. Commercial software consulting revenues declined 38% to $127,675 and we currently anticipate that these revenues will decrease in the fourth quarter of fiscal 2014 and early fiscal 2015 if we are unable to enter into new contracts as projects with two of our larger customers are completed.

Microsoft abandoned the future development of Microsoft Silverlight which was used in leveraging Status Machine sales as it was utilized for remote monitoring for process control. This created a negative perception in the marketplace and directly resulted in lost opportunities of Status Machine Edition sales.  This also negatively impact support fees as 90% of our Status Machine Edition sales were for the Silverlight web solution.

In an effort to combat the situation, B-Scada has heavily promoted Status Enterprise as a replacement for those that are seeking remote monitoring capabilities.  Status Enterprise uses the highly-adopted HTML 5 which is used in all smart devices such as IPads, IPhones, Androids and Blackberry.

Since the initial release of Status Enterprise at the end of January 2014 we have had 23 public presentations with a total of 100 attendees.  This is a 200% increase when compared to Status Machine Edition. Of the 100 attendees 3 have become customers thus far with 20 more in the pipeline.  Using those numbers we can roughly project that 1 out of 4 webinar attendees will eventually become a customer.  This is very exciting as Status Enterprise has only been on the market since the beginning of February 2014.   Compared to Status Machine Edition, Status Enterprise is having a much more positive impact in its first year of release.

Status Enterprise offers an advantage not available with Machine Edition in that the customer has the opportunity to subscribe annually rather than pay for the license one time.  Status Enterprise support is being pushed heavily as there are new modules under development that we anticipate customers will want.  As a very powerful and complex product compared to Machine Edition, purchasing support for Status Enterprise will be beneficial to the customer.

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

Operating Expenses

Technology licensing and support costs and commercial software costs consist primarily of payroll and related expenses. Technology licensing and support costs amounted to $134,435 in the nine months ended July 31, 2014 compared to $99,495 in the nine months ended July 31, 2013 an increase of $34,940 (35%). Commercial software costs amounted to $150,189 in the nine months ended July 31, 2014 compared to $111,102 in the nine months ended July 31, 2013 an increase of $39,087 (35%). These increased costs result from our adding personnel to service our new business as well as the anticipated business from the release of Status Enterprise in January 2014.

As a percentage of technology licensing and support revenues the related costs were 11% of such revenues in fiscal 2014 and 13% in fiscal 2013. Commercial software costs were 67% of commercial software revenues in fiscal 2014 compared to 37% in fiscal 2013. This was a result of our decrease in such revenues in fiscal 2014. Overall these costs represented 20% of revenues this period and fiscal 2013.

Sales and marketing costs have increased to $254,054 in the nine months ended July 31, 2014 from $167,032 in the nine months ended July 31, 2013, an increase of $87,022 (52%). Payroll and related costs increased to $144,467 from $106,902 and advertising and marketing increased to $65,983 from $38,945. As operations continue to improve we have increased our sales and marketing budget since we believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Research and development costs increased to $87,450 in the nine months ended July 31, 2014 from $64,727 in the nine months ended July 31, 2013, an increase of $22,723 (35%). Research and development payroll and related costs increased as we worked on the release of our new product, Status Enterprise, and new features.

General and administrative costs increased to $428,751 in the nine months ended July 31, 2014 from $281,327 in the nine months ended July 31, 2013, an increase of $147,424 (52%). The increase was primarily related to increases in payroll and related costs, which increased to $230,454 from $170,523, repairs and maintenance, which increased $19,471, and professional and consulting fees, which increased $41,890. The increases in payroll and professional and consulting fees result from increased costs to administer our business as it continues to grow and to properly maintain the financial records necessary for our periodic filings which are required as a public company. The increased repairs and maintenance costs, which should be non-recurring, relate primarily to the relocation to our new office facility in April 2014.  These relocation cost increases were offset by a related decrease in rent expense of $7,478.

Depreciation expense increased to $7,752 in the nine months ended July 31, 2014 form $3,851 in the nine months ended July 31, 2013 primarily due to the purchase of and improvements to our new office facility.

Other Income and Expenses

Other income and expenses in the nine months ended July 31, 2014 consists of interest expense of $2,355 net of interest income of $891 and interest expense of $10,230 in the nine months ended July 31, 2013.

Interest expense decreased from $10,230 in the nine months ended July 31, 2013 to $2,355 in the nine months ended July 31, 2014 as we paid off both our promissory notes with our CEO ($164,173) and the convertible debenture ($50,000) during fiscal 2013.  Beginning in In April 2014, we incurred interest expense from the mortgage payable on our new office facility.

Income Tax Benefit

Prior to the year ended October 31, 2013 the deferred tax asset arising from pre-tax losses had been fully reserved as we were not able to determine that it was more likely than not that we would be able to realize the tax benefits in the future. Based on our evaluation of the positive and negative evidence at October 31, 2013, management determined that the Company would utilize a portion of its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize a portion of its deferred tax assets. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $406,744 as of October 31, 2013. Based on current operations, it is estimated that no further adjustment is necessary at July 31, 2014, but management will review each period to determine if additional reductions to the valuation allowance are warranted and adjust accordingly.

Net Income

Net income in the nine months ended July 31, 2014 totaled $353,766 compared to net income of $317,267 in the nine months ended July 31, 2013, an increase of $36,499 (12%) as discussed above.

Liquidity and Capital Resources

We currently fund our operations through sales of our products and services.

At July 31, 2014, we had cash and cash equivalents of $748,591 compared to $252,571 at October 31, 2013. The increase of $496,020 is primarily attributable to cash generated from operations reduced by acquisition costs of long-lived assets.

In August 2014, we entered into a Stock Purchase Agreement with Yorkmont Capital Partners, L.P. and received $800,000 from the sale of 2,424,242 shares of our common stock at $0.33 per share.

Cash Flows

Net cash provided by operating activities amounted to $591,990 and $595,092 in the nine months ended July 31, 2014 and 2013, respectively. Net cash from operations remained comparative with that of the prior period as we anticipate that revenue growth from Status Enterprise will begin in the latter part of 2014 or early 2015.

In fiscal 2014 and 2013, cash was used for investing activities for the acquisition of property and equipment in the amount of $90,855 and $6,870, respectively.

In fiscal 2014 and 2013, cash was used for financing activities as follows:  In fiscal 2014 we purchased a new office facility and incurred a mortgage payable of $127,500, of which we paid $5,115 in principal in the nine months ended July 31, 2014.  We relocated in the second quarter of fiscal 2014.  In fiscal 2013, we paid promissory notes owed to our CEO in the amount of $73,673.

We believe that our cash on hand at July 31, 2014 and our revenue commitments will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future.

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

Overall the valuation allowance decreased by approximately $115,000 and $462,000 in the nine months ended July 31, 2014 and the year ended October 31, 2013, respectively.

Contractual Obligations

Not Applicable

Off-Balance Sheet Arrangements

As of July 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2014.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of July 31, 2014.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of July 31, 2014.  Management’s assessment identified the following material weaknesses:

•

As of July 31, 2014, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of July 31, 2014, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of July 31, 2014, there were no independent directors and no independent audit committee.

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

B-SCADA, INC.

Dated: September 15, 2014	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer and Chief Financial Officer