Form 10-K
period 2014-10-31
B-Scada, Inc.
filed 2015-01-26
CIK 1341878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-150158

B-SCADA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3399360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9030 W Fort Island Trail Building 9 Crystal River, Florida 34429
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
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes  [X] No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed based upon prices at which it was last sold, as of the last business day of the registrant’s second fiscal quarter, April 30, 2014, was approximately $5,417,859. (For the purpose of this report it has been assumed that the sole director of the registrant, as well as all stockholders holding 5% or more of the registrant's stock, are affiliates of the registrant).

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of January 21, 2015 was 27,243,414.

ii

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

iii

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

B-Scada has developed its own industrial control and monitoring solutions.  “Status Enterprise” and “Status Machine Edition” are powerful SCADA solutions capable of connecting to real time industrial data and displaying the information in real time to operators, maintenance personnel and supervisors.

HMI and SCADA systems are used for monitoring the HVAC (Heating Ventilation and Air Conditioning) systems in large commercial complexes. They are used in waste water treatment plants, with oil wells, hydro-electric plants, subway systems, pharmaceuticals and almost every manufacturing facility.

History

We were originally formed under the name Firefly Learning, Inc. on May 31, 2001. In October, 2005, pursuant to an exchange agreement, we acquired all of the issued and outstanding shares of capital stock of Mobiform, Ltd., a Canadian corporation, (“Mobiform Canada”) in exchange for shares of our Common Stock and changed our name to Mobiform Software, Inc.  After the acquisition, Mobiform Canada became our wholly-owned subsidiary.  Effective September 14, 2010, Mobiform Canada was dissolved.  On October 19, 2012, we changed our name to B-Scada, Inc. On October 15, 2014, we formed a wholly-owned subsidiary in Spain, B-Scada Soluciones Industriales SL (“B-Scada Spain”) to provide improved sales, service and support to Europe, Latin America, the Middle East and Africa.

Our technology team is comprised of seasoned veterans of software design and development who have extensive experience in designing, building and delivering world-class software solutions for numerous vertical markets. We have licensed or provided training and/or consulting services for such major companies as General Electric, Microsoft Corporation, Intel Corporation, Schlumberger Technology Corporation and Siemens AG.

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

One new area B-Scada is looking at is IoT (Internet of Things). The main idea the Internet of Things is having devices connected to the Internet. SCADA systems deployed in the cloud or on hosted servers already provide much of what the Internet of Things requires. The software products we offer fit very well with this new growth industry. In 2015 we will be launching new marketing and product initiatives in this space using our existing technology.

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

Limited Customer Base

We have numerous customers using our products.  While all customers are important to our success, a few significant customers comprise the majority of our revenue.   In fiscal 2014 three customers generated 41%, 17% and 11% of our revenues and in fiscal 2013 four customers generated 22%, 14%, 14% and 11% of our revenues. The loss of any of these customers could have a material effect on our business, financial condition and results of operations. While we endeavor to retain the customers we have and seek to broaden our customer base, there is no assurance that we will succeed in doing so.

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

Employees

We have nineteen full-time employees, which includes six programmer product developers, one graphic designer, three sales and marketing representatives, six quality assurance representatives, one General Manager/QS Manger, one Chief Financial Officer and one Chief Executive Officer.

Item 1A. Risk Factors

The information to be reported under this item is not required of smaller reporting companies.

Item 2. Properties

Description of Properties

Our executive offices and research and development facilities are located in Crystal River, Florida. We purchased a new office facility and incurred a mortgage in the amount of $127,500 for a 4,000 square foot office and research facility and terminated our month to month lease for the 2,000 square foot office.  This facility is sufficient for the expansion of employees hired in 2014 and our additional foreseeable needs. This purchase has reduced our monthly payments for commercial space and added an asset to our balance sheet.

Item 3. Legal Proceedings

The Company is not a party to, and its property is not the subject of, any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Currently our Common Stock is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol SCDA. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

2013
First quarter ended January 31, 2013	.06	.06
Second quarter ended April 30, 2013	.17	.17
Third quarter ended July 31, 2013	.25	.25
Fourth quarter ended October 31, 2013	.21	.21
2014
First quarter ended January 31, 2014	.40	.35
Second quarter ended April 30, 2014	.39	.39
Third quarter ended July 31, 2014	.47	.47
Fourth quarter ended October 31, 2014	.435	.435

As of October 31, 2014, Olde Monmouth Stock Transfer confirmed there were 136 holders of record owners of our common stock.

Dividends and Dividend Policy

We have never paid dividends on our Common Stock and our present policy is to retain anticipated future earnings for use in our business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance as of October 31, 2014 under any equity compensation plans, none of which has been approved by our stockholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
None

*There is no formal equity compensation plan, so there is no specific number of shares available for future issuance.  Our authorized, but unissued and unreserved shares of Common Stock total 72,756,586 shares.

Recent Sales of Unregistered Securities

Effective as of August 6, 2014, we entered into a Stock Purchase Agreement with Yorkmont Capital Partners, L.P. (“Yorkmont”) pursuant to which Yorkmont purchased 2,424,242 shares of our common stock for an aggregate purchase price of $800,000 ($0.33 per share). The 2,424,242 shares of the Company’s Common Stock issued to Yorkmont were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) afforded by Section 4(a)(2) of the Act based upon Yorkmont’s representations to the Company concerning its knowledge and experience in financial, tax and business matters, its ability to evaluate the risks and merits of an investment in such shares, its ability to bear the economic risk of the investment in the shares and that it was acquiring the shares for investment and not with a view to, or for resale in connection with any distribution of such shares. The Company further did not offer the shares by any form of general solicitation.

Item 6. Selected Financial Data.

The information to be reported under this item is not required of smaller reporting companies.

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

One new area B-Scada is looking at is IoT (Internet of Things). The software products we offer fit very well with this new growth industry. In 2015 we will be launching new marketing and product initiatives in this space using our existing technology.

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

We currently sell our products directly over the Internet from our website and through resellers to end users and system integrators. Our IoT initiatives include offering hosted services through a SAAS (Software as a Service) model.

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

Comparison of the Fiscal Years Ended October 31, 2014 and 2013

	For the years ended October 31,
	2014		2013
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues
Technology licensing and support	$1,803,622	89%	$1,187,157	77%
Commercial software	233,950	11%	360,375	23%
Total revenues	2,037,572	100%	1,547,532	100%

Operating expenses:
Technology licensing and support	191,590	9%	140,987	9%
Commercial software	245,674	12%	180,819	12%
Sales and marketing	361,065	18%	238,372	15%
Research and development	115,496	6%	85,037	6%
General and administrative	570,567	28%	417,429	27%
Depreciation expense	11,944	--%	5,040	--%
Total operating expenses	1,496,336	73%	1,067,684	69%

Other (income) expenses	2,422	--	15,344	1%
Benefit from Income Taxes	(490,749)	(24)%	(406,744)	(26)%

Net Income	$1,029,563	51%	$871,248	56%

Basic earnings per common share	$0.04		$0.04

Diluted earnings per common share	$0.04		$0.04

Revenues

Our revenues for the year ended October 31, 2014 amounted to $2,037,572 compared to fiscal 2013 revenues of $1,547,532, an increase of $490,040 (32%). In fiscal 2014, we had increases in technology licensing and support revenues of $616,465 which were offset by a decline in commercial software revenues of $126,425. This decline was expected. Demand for Microsoft Silverlight based products has decreased as Microsoft has announced that they will no longer be focusing on this technology as their main web strategy. Our Machine Edition product is Silverlight based and we have seen demand for this product drop. We are in the process of transitioning to Status Enterprise as our primary product focus. Status Enterprise was fully launched in the spring of 2014. With a nine month sales cycle, revenue from this product has just started to materialize. With the many pilot projects we have in place and growing interest in the system, commercial software sales are expected to increase in 2015.

We entered into two new long-term licensing agreements at the end of the first quarter of fiscal 2013.  In fiscal 2014, while we did not enter into new licensing agreements, we are in discussions with new and current customers.  Customer development services from existing licensees accounted for most of the increase in technology licensing and support revenues. Demand for these services looks to remain strong into the first half of 2015 at a minimum. We continue to implement our strategic goals to generate increased revenues from the sales of our products and services, which accounted for the balance of our revenue growth.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications. We expect that new product and services revenue from our IoT initiatives will begin to influence our revenue towards the end of 2015. Revenue from our offices in Spain will be minimal for 2015 as it is the first year of operations, but are still expected to contribute to our overall revenue for the year.

Operating Expenses

Technology licensing and support costs and commercial software costs consist primarily of payroll and related expenses. Technology licensing and support costs amounted to $191,590 in the year ended October 31, 2014 compared to $140,987 in the year ended October 31, 2013 an increase of $50,603 (36%). Commercial software costs amounted to $245,674 in the year ended October 31, 2014 compared to $180,819 in the year ended October 31, 2013 an increase of $64,855 (36%). These increased costs result from our adding personnel to service our new business as well as the anticipated business from the release of Status Enterprise in January 2014.

As a percentage of technology licensing and support revenues the related costs decreased to 11% in fiscal 2014 as compared to 12% of such revenues in fiscal 2013. Commercial software costs were 105% of commercial software revenues in fiscal 2014 compared to 50% in fiscal 2013. This was a result of our decrease in such revenues in fiscal 2014. Overall these costs represented 21% of revenues this period and 21% of fiscal 2013 revenues.

Sales and marketing costs have increased to $361,065 in the year ended October 31, 2014 from $238,372 in the year ended October 31, 2013, an increase of $122,693 (51%). Payroll and related costs increased to $204,617 from $150,580 and advertising and marketing increased to $100,472 from $61,460. As operations continue to improve we have increased our sales and marketing budget since we believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Research and development costs increased to $115,496 in the year ended October 31, 2014 from $85,037 in the year ended October 31, 2013, an increase of $30,459 (36%). Research and development payroll and related costs increase as we continuously work on new features for our products.

General and administrative costs increased to $570,567 in the year ended October 31, 2014 from $417,429 in the year ended October 31, 2013, an increase of $153,138 (37%). The increase was primarily related to increases in payroll and related costs, which increased to $285,398 from $210,060, repairs and maintenance, which increased $20,501, and professional and consulting fees, which increased $35,787. The increases in payroll and professional and consulting fees result from increased costs to administer our business as it continues to grow and to properly maintain the financial records necessary for our periodic filings which are required as a public company. The increased repairs and maintenance costs, which should be non-recurring, relate primarily to the relocation to our new office facility in April 2014.  These relocation cost increases were offset by a related decrease in rent expense of $17,554.

Depreciation expense increased to $11,944 in the year ended October 31, 2014 from $5,040 in the year ended October 31, 2013 primarily due to the purchase of and improvements made to our new office facility.

Other Income and Expenses

Other income and expenses in the year ended October 31, 2014 consists of interest expense of $3,869 net of interest income of $1,447 and interest expense of $15,413 ($7,979 related party) net of interest income of $69 in the year October 31, 2013.

Interest expense decreased from $15,413 in the year ended October 31, 2013 to $3,869 in the year ended October 31, 2014.  We paid off both our promissory notes with our CEO ($164,173) and the convertible debenture ($50,000) during fiscal 2013.  In the year ended October 31, 2014, we incurred interest expense from the mortgage payable on our new office facility.

Income Tax Benefit

Prior to the year ended October 31, 2013 the deferred tax asset arising from pre-tax losses had been fully reserved as we were not able to determine that it was more likely than not that we would be able to realize the tax benefits in the future. Based on our evaluation of the positive and negative evidence at October 31, 2014 and 2013, management determined that the Company would utilize its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize its deferred tax assets. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $490,749 and $406,744 as of October 31, 2014 and 2013, respectively.

Net Income

Net income in the year ended October 31, 2014 totaled $1,029,563 compared to net income of $871,248 in the year ended October 31, 2013, an increase of $158,315 (18%) as discussed above.

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

Professional fees increased from $96,864 in the year ended October 31, 2012 to $99,344 in the year ended October 31, 2013, an increase of $2,480 (3%). The increase in our professional fees is primarily related to the increased accounting costs to prepare our required filings as a public company.

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

Income Tax Benefit

Prior to the year ended October 31, 2013 the deferred tax asset arising from pre-tax losses had been fully reserved as we were not able to determine that it was more likely than not that we would be able to realize the tax benefits in the future. Based on our evaluation of the positive and negative evidence at October 31, 2013, management determined that the Company would utilize a portion of its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize a portion of its deferred tax assets. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $406,744 as of October 31, 2013 (see Note 10 to the Financial Statements).

Net Income

Net income in the year ended October 31, 2013 totaled $871,248 compared to net income of $152,373 in the year ended October 31, 2012, an increase of $718,875 (472%) as discussed above.

Liquidity and Capital Resources

We currently fund our operations through sales of our products and services and when necessary through sales of equity and debt securities.

At October 31, 2014 we had cash and cash equivalents of $1,144,915 compared to $252,571 at October 31, 2013. The increase of $892,344 is primarily attributable to cash generated from operations and a sale of our common stock reduced by acquisition costs of long-lived assets and the payoff of debt obligations.

Cash Flows

Net cash provided by operating activities amounted to $205,133 and $421,990 in the fiscal years ended October 31, 2014 and 2013, respectively. Net cash provided by operating activities decreased by $216,857 in 2014, primarily resulting from our advance of approximately $182,000 for services related to the establishment of our new office in Spain.

In fiscal 2014 and 2013, cash was used for investing activities for the acquisition of equipment in the amounts of $95,309 (2014) and $8,598 (2013), and intangible assets $3,256 (2014) and $41,479 (2013).

In fiscal 2014 financing activities, we received $800,000 in cash from the sale of 2,424,242 shares of our common stock at $0.33 per share and used $9,009 in cash for principal payments on the mortgage incurred from the purchase of our new office facility. In fiscal 2013 financing activities, cash was used for loan repayments to our CEO in the amount of $164,173 and to pay off our convertible debenture in the amount of $50,000.

We believe that our cash on hand at October 31, 2014 and our expected revenue will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. If needed, we also believe we can raise additional capital through debt and/or equity financings. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future. There is also no assurance that, when needed, we will be able to obtain additional capital in the amount or on terms acceptable to us.

Deferred Tax Asset Valuation Allowance

Accounting standards require that we assess whether a valuation allowance should be established against our deferred tax asset based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, we considered both positive and negative evidence as well as other factors which may impact future operating results. From our inception through October 31, 2012, we had established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  At October 31, 2014 and 2013, based on its evaluation of the positive and negative evidence, management determined that the Company would utilize its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize its deferred tax assets. The positive evidence evaluated as of October 31, 2014 and 2013 consists of (i) our increased revenues, including the signing of several long term licensing agreements which run through fiscal 2019; (ii) our positive earnings, beginning in fiscal 2011 and increasing in each of fiscal 2012 through 2014; (iii) our ability to maintain operating costs as we have grown revenues; (iv) the utilization of net operating loss carry forwards in the last four fiscal years. The negative evidence evaluated as of October 31, 2014 and 2013 consists of (i) our history of operating losses from inception through fiscal 2010; (ii) the possibility that a licensing agreement is cancelled or that non licensing revenues will decline; (iii) the possibility that our operating costs will increase. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $490,749 and $406,744 as of October 31, 2014 and 2013, respectively.

Overall the valuation allowance decreased by approximately $680,000 and $462,000 in the years ended October 31, 2014 and 2013, respectively.

Contractual Obligations

The information to be reported under this item is not required of smaller reporting companies.

Off-Balance Sheet Arrangements

As of October 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

The information to be reported under this item is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Our financial statements are contained in the pages beginning F-1, which appear at the end of this annual report.

Item 9. Changes In, and Disagreements With, Accountants on Accounting and Financial Disclosure

None.

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

Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2014.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of October 31, 2014.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of October 31, 2014.  Management’s assessment identified the following material weaknesses:

•

As of October 31, 2014, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission (the “SEC”).

•

As of October 31, 2014, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of October 31, 2014, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of October 31, 2014, there were no independent directors and no independent audit committee.

We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We will address these concerns in time taking into consideration the company’s size and its available resources.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Management

The Company’s management and key employees are the following:

Name	Age	Position with Company
Allen Ronald DeSerranno	48	CEO, President, Director
Brian S. Thornton	41	Corporate Vice President, Secretary
Joshua M. Weeks	34	CTO
Josephine A. Nemmers	52	CFO
Debra J. Gardner	56	Corporate Investor Relations Officer

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

Josephine Nemmers

Ms. Nemmers has a Bachelor of Science degree in Business Management-Major in Accounting from University of Maryland, University College.  She holds an inactive CPA License with the state of Maryland.  Ms. Nemmers joined B-Scada in July of 2014.  She previously held the position of Controller with International Resources Group, Inc. (IRG), a government contractor that is a wholly owned subsidiary of Engility Corporation located in Alexandria, VA which was formally an L-3 Communications Company in New York, NY.  IRG was a privately held company until Dec. 2008.  Ms. Nemmers’ primary responsibilities for IRG during her tenure (Jan. 2000 - May 2014) were to direct the accounting department and prepare financial statements and financial forecasts.  She was an integral part of the management team for IRG adhering to the regulation, reporting, and compliance necessary for government contracting as well as a publically traded company.

Debra Gardner

Ms. Gardner has over 26 years of management experience with the last 21 years in the technology field.  Her experience with software began in July 1993 at Tupperware World Headquarters in Orlando, FL.  She was the implementation and training lead for worldwide and domestic purchasing on Tupperware’s company-wide transition to Oracle software.  In December 1996 Ms. Gardner began working for Oracle Corporation as a software applications instructor, advancing to the position of Senior Business Operations Manager for Oracle’s Streaming Media Group in 1999.  On August 22, 2002 she accepted a position with Technology Conservation Group, a global electronics recycler, and during her tenure (Aug. 2002 - May 2004) as their Business Manager led their expansion efforts into five countries in three years and implemented ISO (International Standardization Organization) policies and procedures based on best business practices.  Ms. Gardner joined B-Scada on May 24, 2014.  She has a variety of experience in contract negotiation, project management, personnel management and policy and procedure development.

None of the foregoing persons have been involved in any proceedings specified in Item 401(f) of Regulation S-K in the last ten years.

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

Item 11. Executive Compensation

The following table sets forth, for the fiscal years ended October 31, 2013 and October 31, 2014, all compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Principal Executive Officer during the fiscal years ended October 31, 2013 and October 31, 2014. No other executive officer who was serving as an executive officer at October 31, 2014, had total compensation for fiscal 2014 exceeding $100,000:

Name and Principal Position	Year Ended October 31	Salary ($)	Option Awards	Total
Allen Ronald DeSerranno	2013	150,000	0	$150,000
Chief Executive Officer	2014	160,000	0	$160,000

Director Compensation

We do not compensate our directors for serving on our Board of Directors, other than any compensation which a director may earn as an employee of the Company. We reimburse our directors for any travel related expenses incurred in performing their duties as directors.

Employment Agreements

Mr. DeSerranno is currently employed by the Company on a month to month basis at an annual salary of $160,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Common Stock beneficially owned as of January 21, 2015 by (i) those persons or groups known to us who beneficially own more than 5% of our Common Stock; (ii) each director; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended October 31, 2014; and, (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC and by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

	Number of
	Shares of	Percentage of
	Common Stock	Outstanding
	Beneficially	Shares of
Name and Address	Owned(1)	Common Stock (2)
Allen Ronald DeSerranno(3)	9,616,142	35.26%
9030 W. Fort Island Trail, Bldg. 9 Crystal River, Florida 34429

Lions Bay SW	1,721,970	6.30%
9030 W. Fort Island Trail, Bldg. 9 Crystal River, Florida 34429

Yorkmont Capital Partners, L.P.	2,424,242	8.89%
2313 Lake Austin Blvd. Suite 209 Austin, Texas 78703

All officers and directors as a group
(One person)	9,616,142	35.26%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock relating to options currently exercisable or exercisable within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2) Based upon 27,273,414 shares of Common Stock outstanding plus in each case the shares which the person or group has a right to acquire within 60 days through the exercise of warrants.

(3) Mr. DeSerranno is our Chief Executive Officer, President and a Director. Includes 1,721,970 shares of Common Stock held by a corporation wholly-owned by Mr. DeSerranno and 211,187 shares of Common Stock held jointly with Mr. DeSerranno's wife, Honorata G. DeSerranno. Excludes 316,780 shares of Common Stock held directly by Mr. DeSerranno’s wife as to which he disclaims beneficial ownership.

Change in Control

We are unaware of any arrangement or understanding that may, at a subsequent date, result in a change of control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

Item 14. Principal Accounting Fees and Services

Cowan, Gunteski & Co., P.A. served as our independent registered public accounting firm for the fiscal years ended October 31, 2014 and 2013. The following table shows the fees that were billed for the audit and other services provided by such firm for 2014 and 2013.

	2014		2013

Audit Fees	$56,500	$	$56,500
Audit-Related Fees	0		0
Tax Fees	0		0
All Other Fees	0		0
Total	$56,500		$56,500

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

Our Board of Directors acting as our Audit Committee preapproved each engagement of our independent registered public accounting firm.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Number	Description

3.1	Certificate of Incorporation *
3.2	By-laws *
3.3	Certificate of Ownership and Merger. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 19, 2012.
4.1	Form of Specimen Stock Certificate *
14.1	Code of Ethics**
31.1	Certification by the Principal Executive Officer of B-Scada, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rule 13a-14(a) or Rule 15d-14(a))***
31.2	Certification by the Principal Financial Officer of B-Scada, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))***
32.1	Certification by the Principal Executive Officer of B-Scada, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by the Principal Financial Officer of B-Scada, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

* Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 filed on April 9, 2008.

** Incorporated by reference to the correspondingly numbered exhibit to the Company's Report on Form 10-K   filed on January 29, 2010.

***Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B-SCADA, INC.

By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno
Title:	Chief Executive Officer
Date:	January 26, 2015

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno
Title:	Chief Executive Officer and Sole Director
Date:	January 26, 2015

By:	/s/ Josephine A. Nemmers
Josephine A. Nemmers
Title:	Chief Financial Officer
Date:	January 26, 2015

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

  Stockholders of

B-Scada, Inc.

We have audited the accompanying consolidated balance sheets of B-Scada, Inc. as of October 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended October 31, 2014.  B-Scada, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B-Scada, Inc. as of October 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cowan, Gunteski & Co., P.A.

January 26, 2015

Tinton Falls, NJ

Reply to: 730 Hope Road    Tinton Falls    NJ 07724    Phone: 732.676.4100    Fax: 732.676.4101

40 Bey Lea Road, Suite A101    Toms River    NJ 08753    Phone: 732.349.6880    Fax: 732.349.1949

Member of CPAmerica International

Auditors of SEC Registrants under the PCAOB

www.CGteam.com

B-SCADA, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2014	2013
Assets
Current Assets
Cash and Cash Equivalents	$1,144,915	$252,571
Accounts Receivable - Net	233,525	119,618
Accrued Revenue	222,550	198,150
Deferred Income Tax - Current	186,221	71,560
Prepaid Expenses and Other Current Assets	226,598	6,258
Total Current Assets	2,013,809	648,157

Property and Equipment - Net	223,452	12,587

Other Assets
Intangible Assets	114,735	111,479
Deferred Income Tax	711,272	335,184
Security Deposits	1,500	3,650
Total Other Assets	827,507	450,313

Total Assets	$3,064,768	$1,111,057

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$142,528	$201,855
Deferred Revenue	178,698	108,499
Mortgage Payable - Current	16,066	--
Total Current Liabilities	337,292	310,354

Long Term Liabilities
Mortgage Payable	102,425	--

Total Liabilities	439,717	310,354

Commitments and Contingencies	--	--

Stockholders’ Equity
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 27,243,414 and
24,586,672 at October 31, 2014 and 2013, respectively	2,724	2,459
Additional Paid in Capital	7,900,463	7,100,728
Accumulated Other Comprehensive Loss	(5,215)	--
Accumulated Deficit	(5,272,921)	(6,302,484)
Total Stockholders’ Equity	2,625,051	800,703

Total Liabilities and Stockholders’ Equity	$3,064,768	$1,111,057

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31,
	2014	2013

Revenue
Technology Licensing and Support	$1,803,622	$1,187,157
Commercial Software	233,950	360,375
Total Revenues	2,037,572	1,547,532

Operating Expenses
Technology Licensing and Support	191,590	140,987
Commercial Software	245,674	180,819
Sales and Marketing	361,065	238,372
Research and Development	115,496	85,037
General and Administrative	570,567	417,429
Depreciation and Amortization	11,944	5,040
Total Operating Expenses	1,496,336	1,067,684

Operating Income	541,236	479,848

Other Income (Expenses)
Interest Income	1,447	69
Interest Expense	(3,869)	(7,434)
Interest Expense-Related Party	--	(7,979)
Total Other Income (Expenses) - Net	(2,422)	(15,344)

Income Before Income Taxes	538,814	464,504

Benefit from Income Taxes (Note 10)	(490,749)	(406,744)

Net Income	$1,029,563	$871,248

Basic Earnings Per Common Share	$0.04	$0.04

Diluted Earnings Per Common Share	$0.04	$0.04

Weighted-Average Common Shares Outstanding -
Basic Earnings Per Share	25,310,103	24,586,672

Weighted-Average Common Shares Outstanding -
Diluted Earnings Per Share	25,310,103	24,736,672

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	October 31,
	2014	2013

Net Income	$1,029,563	$871,248

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	(5,215)	--

Comprehensive Income	$1,024,348	$871,248

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - November 1, 2012	24,586,672	$2,459	$7,100,728	$--	$(7,173,732)	$(70,545)

Net income for the year ended
October 31, 2013	--	--	--	--	871,248	871,248

Balance - October 31, 2013	24,586,672	2,459	7,100,728	--	(6,302,484)	800,703

Common stock issued for cashless exercise of warrant	232,500	23	(23)	--	--	--

Sale of common stock at $0.33 per share	2,424,242	242	799,758	--	--	800,000

Foreign currency translation	--	--	--	(5,215)	--	(5,215)

Net income for the year ended
October 31, 2014	--	--	--	--	1,029,563	1,029,563

Balance - October 31, 2014	27,243,414	$2,724	$7,900,463	$(5,215)	$(5,272,921)	$2,625,051

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2014	2013
Operating Activities
Net Income	$1,029,563	$871,248
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	11,944	5,040
Deferred Revenue	70,199	49,909
Deferred Income Tax Benefit	(490,749)	(406,744)

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(113,907)	(14,653)
Accrued Revenue	(24,400)	(49,400)
Prepaid Expenses and Other Current Assets	(220,340)	(1,488)
Other Assets	2,150	--
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(59,327)	(31,922)
Net Cash Provided by Operating Activities	205,133	421,990

Investing Activities
Acquisition of Intangible Assets	(3,256)	(41,479)
Acquisition of Equipment	(95,309)	(8,598)
Net Cash Used for Investing Activities	(98,565)	(50,077)

Financing Activities
Payment of Mortgage Payable	(9,009)	--
Proceeds From Sale of Common Stock	800,000	--
Payment of Note Payable-Related Party	--	(164,173)
Payment of Convertible Note Payable	--	(50,000)
Net Cash Provided by (Used for) Financing Activities	790,991	(214,173)

Foreign Currency Translation Effect	(5,215)	--
Change in Cash and Cash Equivalents	892,344	157,740
Cash and Cash Equivalents - Beginning of Year	252,571	94,831
Cash and Cash Equivalents - End of Year	$1,144,915	$252,571

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$3,869	$62,650
Income Taxes	$--	$--

Non-Cash Investing Activities
Acquisition of intangible asset with accounts payable	$--	$70,000
Acquisition of building with mortgage payable	$127,500	$--

Non-Cash Financing Activities
Issuance of common stock for cashless warrant exercise	$23	$--

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

(1)  Nature of Business and Basis of Presentation

B-Scada, Inc., (“B-Scada”, the “Company”, “we” or “us”), a Delaware corporation, was originally formed under the name Firefly Learning, Inc. in May 2001. In October 2005, pursuant to an exchange agreement, we acquired all of the issued and outstanding shares of capital stock of Mobiform Software, Ltd. (“Mobiform Canada”), a Canadian corporation, in exchange for 14,299,593 shares of our common stock and changed our name to Mobiform Software, Inc.  Effective September 14, 2010, Mobiform Canada was dissolved.  On October 19, 2012, we changed our name to B-Scada, Inc. On October 15, 2014, we formed a wholly-owned subsidiary in Spain, B-Scada Soluciones Industriales SL (“B-Scada Spain”) to provide improved sales, service and support to Europe, Latin America, the Middle East and Africa.

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

Principles of Consolidation - The consolidated financial statements include the accounts of B-Scada, Inc. and its wholly-owned Spanish subsidiary, B-Scada Soluciones Industriales SL.  All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - We consider all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Revenue Recognition - Our revenues are recognized in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 985-605 “Revenue Recognition” for the software industry.  Revenue from the sale of software licenses is recognized when standardized software modules are delivered to and accepted by the customer, the license term has begun, the fee is fixed or determinable and collectability is probable.  Revenue from software maintenance contracts and Application Service Provider (“ASP”) services are recognized ratably over the lives of the contracts.  Revenue from professional services is recognized when the service is provided.

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

Fair Value of Financial Instruments - FASB ASC Topic 825 “Financial Instruments”  requires the disclosure of fair values for all financial instruments, both on-and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets and liabilities as of October 31, 2014 and 2013.  We generally do not require collateral related to our financial instruments.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

(2)  Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk - Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.

We maintain our cash and cash equivalents in accounts with major financial institutions in the form of demand deposits.  Deposits in these banks may exceed the amounts of  insurance provided on such deposits.  At October 31, 2014, we had approximately $350,000 and $250,000, respectively, in cash in two financial institutions in excess of the $250,000 FDIC insured limit.  No such amounts were at risk as of October 31, 2013.

Concentrations of credit risk with respect to trade accounts receivable are limited.  We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts.  As of October 31, 2014 and 2013, based on this assessment, management has not established an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure is limited.

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation.  Depreciation and amortization is recorded on the straight-line method over three to forty years, which approximates the estimated useful lives of the assets.  Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized.  Upon sale or retirement, the cost and related accumulated depreciation and amortization are eliminated from the respective accounts and any resulting gain or loss is reported in the statement of operations.

Intangible Assets - The intangible assets, domain names, are recorded at acquisition cost and are considered indefinite life intangible assets not subject to amortization.

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

Intangible assets not subject to amortization are tested annually for impairment and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. These tests were performed for the year ended October 31, 2014 and it was determined that the carrying value of the asset was not impaired.

Foreign Currency Translation - We consider the U.S. dollar (“US$”) to be our functional currency.  B-Scada Spain considers the Euro (“Euro”) to be its functional currency.  Assets and liabilities are translated into US$ at the period end exchange rate.  Income and expense amounts are translated using the average rates during the period. Gains and losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income or loss, a separate component of stockholders’ equity.

Equity-Based Compensation - We account for equity based compensation transactions with employees under the FASB ASC Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net earnings. The fair value of common stock issued for compensation is measured at the market price on date of grant. The fair value of our equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

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

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

(2)  Summary of Significant Accounting Policies (continued)

Income Taxes - We account for income taxes under the provisions of FASB ASC Topic 740 “Income Taxes” (“Topic 740”) which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At October 31, 2012, the entire deferred tax asset, which arises primarily from our net operating losses, had been fully reserved because management had determined that it was not "more likely than not" that the net operating loss carry forwards would be realized in the future. Based on its evaluation of the positive and negative evidence at October 31, 2014 and 2013, management determined that the Company would utilize its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize its deferred tax assets. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $490,749 and $406,744 as of October 31, 2014 and 2013, respectively (see Note 10).

We do not believe we have any uncertain tax positions deemed material as of October 31, 2014 and 2013. With few exceptions, we believe we are no longer subject to U.S. federal and state income tax examinations by tax authorities for tax periods prior to fiscal 2011. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of October 31, 2014 and 2013, we had no accrued interest or penalties.  We  currently have no federal or state tax  examinations  in progress nor have we had  any  federal  or  state  tax  examinations  since a fiscal 2012 federal examination which resulted in no change.

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

Advertising Expense - We expense advertising costs as incurred.  Advertising expense amounted to $100,472 and $61,460 for the years ending October 31, 2014 and 2013, respectively.

Research and Development Costs - Research and development costs are expensed as incurred.

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after October 31, 2014 through the date of the issuance of the accompanying consolidated financial statements.

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

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

(4)  Property and Equipment

Property and equipment consists of the following:

	October 31,		Estimated
	2014	2013	Useful Lives

Land	$ 15,531	$ --	--
Building and Improvements	176,071	--	7 - 40 years
Computer Equipment	55,304	46,265	5 years
Office Equipment	34,429	24,432	5 - 7 years
Software	37,593	25,422	3 years
Total	318,928	96,119
Less: Accumulated Depreciation
and Amortization	(95,476)	(83,532)
	$ 223,452	$ 12,587

(5)  Intangible Assets

The intangible assets consist of the following:

	October 31,
	2014	2013

Domain names	$ 114,735	$ 111,479

(6)  Convertible Debt

On October 25, 2013, we paid $81,101 to our promissory convertible noteholder for full payment of promissory notes and accrued interest at 8% per annum owed him. The payment included principal in the amount of $50,000 and accrued interest of $31,101.

Interest expense on convertible debt for the year ended October 31, 2013 amounted to $7,434.

(7)  Mortgage Payable

In February 2014, we purchased a new office facility and incurred a mortgage in the amount of $127,500 payable to the seller of the property.  The balance is payable over 7 years in monthly payments of $1,802 which include interest at 5% per annum.  The outstanding mortgage balance at October 31, 2014 is $118,491.

Future maturities of long-term debt as of October 31, 2014 are as follows:

Years Ended
October 31,

2015	$ 16,066
2016	16,887
2017	17,751
2018	18,659
2019	19,614
Thereafter	29,514

$ 118,491

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

(8)  Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At October 31, 2014 there are 27,243,414 common shares issued and outstanding.  There are no shares of preferred stock issued and outstanding.

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

The following table summarizes warrant activity.

	For the Year Ended		For the Year Ended
	October 31, 2014		October 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	300,000	$0.09	300,000	$0.09
Granted/Sold	--	--	--	--
Expired/Cancelled	--	--	--	--
Forfeited	(67,500)	$0.09	--	--
Exercised	(232,500)	$0.09	--	--
Outstanding at end of period	--	--	300,000	$0.09

The following table summarizes information about stock warrants outstanding as of October 31, 2013:

Warrants
	Outstanding			Exercisable
Weighted-
Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(in Years)	Price	Exercisable	Price
$0.09	300,000	1.25	$0.09	300,000	$0.09

At October 31, 2013, the weighted-average exercise price of all warrants was $0.09 and the weighted-average remaining contractual life was 1.25 years.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

(9)  Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the year ended October 31, 2013 (there were no dilutive securities in year ended October 31, 2014):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Income Available to Common Stockholders	$871,248	24,586,672	$0.04
Effect of Dilutive Securities:
Warrants	--	150,000	--
Diluted EPS:
Income Available to Common Stockholders
Plus Assumed Exercises	$871,248	24,736,672	$0.04

(10)  Income Taxes

Components of the benefit from income taxes are as follows:

	For the Years Ended
	October 31,
	2014	2013

Current
Federal	$157,363	$151,061
State	26,937	25,858
Total Current	184,300	176,919

Deferred
Federal	$(576,384)	$(498,355)
State	(98,665)	(85,308)
Total Deferred	(675,049)	(583,663)

Total	$(490,749)	$(406,744)

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Years Ended
	October 31,
	2014	2013

United States Statutory Corporate
Income Tax Rate	34.00%	34.00%
State income tax rate net of federal	3.63%	3.63%
Permanent Differences	--%	--%
Change in Valuation Allowance on
Deferred Tax Assets	(128.71)%	(125.20)%

Income Tax Provision (Benefit)	(91.08)%	(87.57)%

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

(10)  Income Taxes (continued)

The components of deferred tax assets (liabilities) at October 31, 2014 and 2013 are as follows:

	2014	2013

Deferred Tax Assets - Current
Net Operating Losses	$175,356	$71,560
Accrued Vacation Pay	10,865	10,238
Valuation Allowance	--	(10,238)
	186,221	71,560
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	$715,403	$1,003,522
Property and Equipment	(4,131)	(954)
Equity Instruments	--	2,214
Valuation Allowance	--	(669,598)
	711,272	335,184

Net Deferred Tax Asset	$897,493	$406,744

Net operating loss carry forwards for tax purposes were approximately $2.4 million at October 31, 2014.  A substantial portion of these losses begin to expire in fiscal 2028; all losses expire in fiscal 2030.  Tax benefits of operating loss carry forwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period, and other circumstances.

From our inception through October 31, 2012, we had established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  At October 31, 2014 and 2013, based on its evaluation of the positive and negative evidence, management determined that the Company would utilize its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize its deferred tax assets. The positive evidence evaluated as of October 31, 2014 and 2013 consists of (i) our increased revenues, including the signing of several long term licensing agreements which run through fiscal 2019; (ii) our positive earnings, beginning in fiscal 2011 and increasing in each of fiscal 2012 through 2014; (iii) our ability to maintain operating costs as we have grown revenues; (iv) the utilization of net operating loss carry forwards in the last four fiscal years. The negative evidence evaluated as of October 31, 2014 and 2013 consists of (i) our history of operating losses from inception through fiscal 2010; (ii) the possibility that a licensing agreement is cancelled or that non licensing revenues will decline; (iii) the possibility that our operating costs will increase. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $490,749 and $406,744 as of October 31, 2014 and 2013, respectively.

Overall the valuation allowance decreased by approximately $680,000 and $462,000 in the years ended October 31, 2014 and 2013, respectively.

(11)  Related Party Transactions

On February 5, 2013, we paid $45,000 to our CEO for partial payment of promissory notes and accrued interest owed him.  The payment included principal in the amount of $36,173 and accrued interest of $8,827.

On February 25, 2013, we paid $45,000 to our CEO for partial payment of promissory notes and accrued interest owed him.  The payment included principal in the amount of $37,500 and accrued interest of $7,500.

On September 11, 2013, we paid $105,721 to our CEO for full payment of promissory notes and accrued interest owed him.  The payment included principal in the amount of $90,500 and accrued interest of $15,221.

As of October 31, 2013, the promissory note balance due our CEO and the related accrued interest were paid in full.

Interest expense in the amount of $7,979 has been accrued for these notes in the year ended October 31, 2013.

(12)  Commitments and Contingencies

Leases

We leased office space in Crystal River, Florida, on a month to month basis through April 30, 2014 when we relocated to the new office facility we purchased. The lease terms were a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement. Rental expense, including allocated utilities, for the years ended October 31, 2014 and 2013 amounted to approximately $18,000 and $35,000, respectively.

Significant Customers

In fiscal 2014, three customers generated 41%, 17% and 11% of our revenues. One such customer accounted for 87% of our accounts receivables and another such customer accounted for 100% of our accrued revenue at October 31, 2014.

In fiscal 2013, four customers generated 22%, 14%, 14% and 11% of our revenues.  Two such customers and one other accounted for 58%, 23% and 12% of our accounts receivable and one such customer accounted for 100% of our accrued revenue at October 31, 2013.

Compensation Agreements

In connection with the formation of B-Scada Spain, we entered into agreements with two individuals and a related entity in Spain to establish and maintain our Spanish office and for employment services. In October 2014, we made an advance payment of approximately $182,000 for services related to the establishment of our office in Spain. Such services included, among other necessary services, securing and setting up the office location, interviewing and hiring qualified personnel and translating technical documents, marketing materials, web site, etc. These services are expected to be completed in the first quarter of fiscal 2015 and at such time this amount will be expensed.  Contingent upon the continued employment of the two individuals each will be paid 12.5% (25% in total) of the annual net profit of B-Scada Spain, calculated at each fiscal year end, until a total of $175,000 ($350,000 in total) has been paid at which time payments will cease.  No payment was required to be made for the year ended October 31, 2014.

We also entered into employment agreements with the two individuals effective November 1, 2014. The agreements provide for annual salaries of Euro 42,615 (approximately US $54,000) and Euro 30,000 (approximately US $38,000), respectively, and commissions as defined in our sales commission policy, among other customary terms, such as, vacation pay and qualified expense reimbursements. The agreements are on an ongoing basis unless terminated by either us or the employee, as defined in the agreements. The agreements also provide that if the employee is terminated due to redundancy (layoff), in addition to being paid any unused vacation pay, the employee, if employed for at least one full year, will receive redundancy pay equal to 45 days for each year of employment, not to exceed 42 months of equivalent salary. Both the unused vacation pay and redundancy pay are payable at the employee’s then applicable base salary.