Form 10-Q
period 2015-01-31
B-Scada, Inc.
filed 2015-03-12
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ____________ to ______________

Commission File Number: 333-150158

B-SCADA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3399360
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

9030 W Ft Island Tr. Building 9 Crystal River, Florida	34429
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (352) 564-9610

__________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s common equity outstanding as of March 12, 2015 was 27,243,414 shares of common stock, par value $.0001.

B-SCADA, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

B-SCADA, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2015	2014
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$1,586,932	$1,144,915
Accounts Receivable - Net	323,417	233,525
Accrued Revenue	22,050	222,550
Deferred Income Tax - Current	169,324	186,221
IVA Tax Receivable - Net	27,782	--
Prepaid Expenses and Other Current Assets	43,928	226,598
Total Current Assets	2,173,433	2,013,809

Property and Equipment - Net	220,615	223,452

Other Assets
Intangible Assets	114,735	114,735
Deferred Income Tax	794,487	711,272
Security Deposits	1,557	1,500
Total Other Assets	910,779	827,507

Total Assets	$3,304,827	$3,064,768

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$227,329	$142,528
Deferred Revenue	489,442	178,698
Mortgage Payable - Current	16,267	16,066
Total Current Liabilities	733,038	337,292

Long Term Liabilities
Mortgage Payable	98,284	102,425

Total Liabilities	831,322	439,717

Commitments and Contingencies	--	--

Stockholders’ Equity
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares Authorized; Shares Issued and Outstanding, 27,243,414 at January 31, 2015 and October 31, 2014 respectively	2,724	2,724
Additional Paid in Capital	7,900,463	7,900,463
Accumulated Other Comprehensive Loss	(8,213)	(5,215)
Accumulated Deficit	(5,421, 469)	(5,272,921)
Total Stockholders’ Equity	2,473,505	2,625,051

Total Liabilities and Stockholders’ Equity	$3,304,827	$3,064,768

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

[UNAUDITED]

	For the Three Months Ended
	January 31,
	2015	2014

Revenue
Technology Licensing and Support	$443,853	$269,800
Commercial Software	52,291	65,972
Total Revenues	496,144	335,772

Operating Expenses
Technology Licensing and Support	85,116	25,783
Commercial Software	86,908	25,876
Sales and Marketing	145,309	76,233
Research and Development	26,129	58,815
General and Administrative	362,370	126,468
Depreciation and Amortization	4,342	1,258
Total Operating Expenses	710,174	314,433

Operating Income (Loss)	(214,030)	21,339

Other Income (Expenses)
Interest Income	628	150
Interest Expense	(1,464)	--
Total Other Income (Expenses) - Net	(836)	150

Income (Loss) Before Income Taxes	(214,866)	21,489

Benefit from Income Taxes	(66,318)	--

Net Income (Loss)	$(148,548)	$21,489

Basic Earnings (Loss) Per Common Share	$(0.01)	$--

Diluted Earnings (Loss) Per Common Share	$(0.01)	$--

Weighted-Average Common Shares Outstanding -
Basic Earnings (Loss) Per Share	27,243,414	24,586,672

Weighted-Average Common Shares Outstanding -
Diluted Earnings (Loss) Per Share	27,243,414	24,796,672

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

[UNAUDITED]

	For the Three Months Ended
	January 31,
	2015	2014

Net Income (Loss)	$(148,548)	$21,489

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	(2,998)	--

Comprehensive Income (Loss)	$(151,546)	$21,489

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[UNAUDITED]

	For the Three Months Ended
	January 31,
	2015	2014

Operating Activities
Net Income (Loss)	$(148,548)	$21,489
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	4,342	1,258
Deferred Revenue	310,744	228,140
Deferred Income Tax Benefit	(66,318)	--

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(89,892)	20,022
Accrued Revenue	200,500	190,650
IVA Tax Receivable-Net	(27,782)	--
Prepaid Expenses and Other Current Assets	182,670	1,706
Security Deposits	(57)	--
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	84,801	(9,874)
Net Cash Provided by Operating Activities	450,460	453,391

Investing Activities
Acquisition of Equipment	(1,505)	(1,238)
Deposit on Property	--	(10,000)
Net Cash Used for Investing Activities	(1,505)	(11,238)

Financing Activities
Payment of Mortgage Payable	(3,940)	--
Net Cash Used for Financing Activities	(3,940)	--

Foreign Currency Translation Effect	(2,998)	--

Change in Cash and Cash Equivalents	442,017	442,153

Cash and Cash Equivalents - Beginning of Period	1,144,915	252,571

Cash and Cash Equivalents - End of Period	$1,586,932	$694,724

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,464	$--
Income Taxes	$--	$--

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2015

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

(2)  Summary of Significant Accounting Policies

Our other accounting policies are set forth in Note 2 to our audited consolidated financial statements included in our October 31, 2014 Form 10K.

Unaudited Interim Statements - The accompanying unaudited interim consolidated financial statements as of January 31, 2015, and for the three months ended January 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of January 31, 2015 and the consolidated results of operations and cash flows for the three months ended January 31, 2015 and 2014.  The consolidated results of operations for the three months ended January 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2015

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

We maintain our cash and cash equivalents in accounts with major financial institutions in the form of demand deposits.  Deposits in these banks may exceed the amounts of insurance provided on such deposits.  At January 31, 2015, we had approximately $851,000 and $248,000, respectively, in cash in two financial institutions in excess of the $250,000 FDIC insured limit. At October 31, 2014, we had approximately $350,000 and $250,000, respectively, in cash in two financial institutions in excess of the $250,000 FDIC insured limit.

Concentrations of credit risk with respect to trade accounts receivable are limited.  We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts.  As of January 31, 2015 and October 31, 2014, based on this assessment, management has not established an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure is limited.

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

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2015

(2)  Summary of Significant Accounting Policies (Continued)

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after January 31, 2015 through the date of the issuance of the accompanying consolidated financial statements.

(3)  New Authoritative Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The amendments in the ASU will be applied using one of two retrospective methods. The effective date will be the first quarter of our fiscal year ended October 31, 2018. We have not determined the potential effects on our consolidated financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

(4)  Property and Equipment

Property and equipment consists of the following:

	January 31,	October 31,
	2015	2014	Useful Lives
	[Unaudited]

Land	$15,531	$15,531	--
Building and Improvements	176,071	176,071	7 - 40 years
Computer Equipment	55,304	55,304	5 years
Office Furniture and Equipment	34,429	34,429	5 - 7 years
Software	39,098	37,593	3 years
Total	320,433	318,928
Less: Accumulated Depreciation and Amortization	(99,818)	(95,476)
	$220,615	$223,452

(5)  Intangible Assets

The intangible assets consist of the following:

	January 31,	October 31,
	2015	2014
	[Unaudited]

Domain names	$114,735	$114,735

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2015

(6)  Mortgage Payable

In February 2014, we purchased a new office facility and incurred a mortgage in the amount of $127,500 payable to the seller of the property. The balance is payable over 7 years in monthly payments of $1,802 which include interest at 5% per annum.  The outstanding mortgage balance at January 31, 2015 and October 31, 2014 is $114,551 and $118,491, respectively.

Future maturities of long-term debt as of January 31, 2015 are as follows:

Twelve Months Ended
January 31, 2015 [Unaudited]

2016	$16,267
2017	17,099
2018	17,974
2019	18,893
2020	19,860
Thereafter	24,458

$114,551

(7)  Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share. At January 31, 2015 and October 31, 2014 there are 27,243,414 common shares issued and outstanding.  There are no shares of preferred stock issued and outstanding.

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

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2015

(7)  Stockholders’ Equity (Continued)

The following table summarizes warrant activity.

	For the Three Months Ended		For the Year Ended
	January 31, 2015		October 31, 2014
	(Unaudited)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	--	--	300,000	$0.09
Granted/Sold	--	--	--	--
Expired/Cancelled	--	--	--	--
Forfeited	--	--	(67,500)	$0.09
Exercised	--	--	(232,500)	$0.09
Outstanding at end of period	--	--	--	--

(8)  Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three months ended January 31, 2014 (there were no dilutive securities in three months ended January 31, 2015):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Income Available to Common Stockholders	$21,489	24,586,672	$--
Effect of Dilutive Securities:
Warrants	--	210,000	--
Diluted EPS:
Income Available to Common Stockholders
Plus Assumed Exercises	$21,489	24,796,672	$--

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2015

(9)  Income Taxes

Components of the provision (benefit) from income taxes are as follows:

	For the Three Months Ended
	January 31,
	2015	2014
	[Unaudited]	[Unaudited]

Current
United States	$--	$7,551
Foreign	--	--
Total Current	--	7,551

Deferred
United States	$(11,067)	$(7,551)
Foreign	(55,251)	--
Total Deferred	(66,318)	(7,551)

Total	$(66,318)	$--

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended
	January 31,
	2015	2014
	[Unaudited]	[Unaudited]

United States Statutory Corporate
Income Tax Rate	(34.00)%	34.00%
State Income Tax Net of Federal	(3.63)%	3.63%
Foreign Income Tax Effect	6.77%	--%
Change in Valuation Allowance on
Deferred Tax Assets	--%	(37.63)%

Income Tax Provision	(30.86)%	--%

Pre-tax income (loss) consists of the following:

	For the Three Months Ended
	January 31,
	2015	2014
	(Unaudited)	(Unaudited)

United States	$(30,739)	$21,489
Foreign	(184,127)	--
Total	$(214,866)	$21,489

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2015

(9)  Income Taxes (Continued)

The components of deferred tax assets (liabilities) at January 31, 2015 and October 31, 2014 are as follows:

	January 31,	October 31,
	2015	2014
	[Unaudited]
Deferred Tax Assets - Current
Net Operating Losses	$152,745	$175,356
Accrued Vacation Pay	16,579	10,865
	169,324	186,221
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	$798,524	$715,403
Property and Equipment	(4,037)	(4,131)
	794,487	711,272

Net Deferred Tax Asset	$963,811	$897,493

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

Overall the valuation allowance increased (decreased) by approximately $-0- and $(680,000) in the three months ended January 31, 2015 and the year ended October 31, 2014, respectively.

(10)  Commitments and Contingencies

Lease

B-Scada Spain subleases office space in Spain from an entity related to the two principal employees in Spain. The lease is for a term of five years commencing November 1, 2014 with annual renewal options thereafter. Base rent is $1,276 (Euro 1,050) per month for the first fourteen months after which it increases to $1,531 (Euro 1,260) per month for the remainder of the term. There is an annual escalation based on the Spanish National General Index of Consumer Prices and we are responsible for the related costs, such as, taxes, utilities and maintenance. Rent expense amounted to $3,827 (Euro 3,150) for the three months ended January 31, 2015. Future lease commitments through the twelve months ended January 31 are as follows: 2016 - $15,564; 2017 - $18,371; 2018 - $18,371; 2019 - $18,371; 2020 - $13,778.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2015

(10)  Commitments and Contingencies (Continued)

We leased office space in Crystal River, Florida, on a month to month basis through April 30, 2014 when we relocated to the new office facility we purchased. The lease terms were a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement. Rental expense, including allocated utilities, for the three months ended January 31, 2014 amounted to approximately $9,000.

Compensation Agreements

In connection with the formation of B-Scada Spain, we entered into agreements with two individuals and a related entity in Spain to establish and maintain our Spanish office and for employment services. In October 2014, we made an advance payment of approximately $145,000 for services related to the establishment of our office in Spain. Such services included, among other necessary services, securing and setting up the office location, interviewing and hiring qualified personnel and translating technical documents, marketing materials, web site, etc. These services were completed in the first quarter of fiscal 2015 and at such time this amount was expensed.  Contingent upon continued employment,  the two individuals will each be paid 12.5% (25% in total) of the annual net profit of B-Scada Spain, calculated at each fiscal year end, until a total of $175,000 ($350,000 in total) has been paid at which time payments will cease.  No payment was required to be made for the year ended October 31, 2014.

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

(11)  Subsequent Events

On February 11, 2015, we elected a new director to the Board of Directors.  Pursuant to the election, the director was granted a five year non-qualified option to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $0.48 per share.  The option vests as follows:  83,333 shares immediately; 83,333 shares on February 11, 2016; 83,334 shares on February 11, 2017.  As defined in the agreement, the option may terminate in earlier than 5 years.

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

Executive Summary

Since 2003, our experience in building and deploying HMI (Human Machine Interface), SCADA (Supervisor Control and Data Acquisition) and IoT (Internet of Things) Systems has given us a unique perspective and insight into new data visualization possibilities with emerging technologies.

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

Overall Strategic Goals

Our goal is to become a leading supplier of visualization systems to industry. Using some of the best talent in the industry, we build our monitoring systems in house and sell them into various vertical markets worldwide including building automation, petro chemical, transportation, electricity distribution and EPA emissions monitoring. Smaller firms and Fortune 500 companies have recognized the talent of our technical staff and the unique capabilities of our technology. This has given us the ability to provide consulting services and license portions of our technology to other companies for use in their software systems.

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

Status Enterprise is our management level management system released in January of 2014. Status Enterprise is a management-level HMI/SCADA System which allows customers to visualize their real time data and alarms, manage and organize their assets, integrate with other Enterprise systems, collaborate, analyze and archive data. Status Enterprise can bring together and organize plant floor data with other enterprise information allowing customers to improve the efficiency and quality of their operations by making better informed decisions.

Status Enterprise provides greater scalability, data modeling and support for HTML 5 and mobile devices.

Although Status Enterprise was released in January of 2014, our marketing campaigns were not fully launched until the spring of 2014. The sales cycle for these type systems is often nine months or more, as such, sales of Status Enterprise have just started to have an impact on our operations.

While Status Enterprise has been deployed internally behind the firewall of corporate networks, it can also be installed on hosted servers on the web. This allows users to bring data into the system from many different devices located anywhere. The HTML 5 support allows the data to be visualized on almost any device. As such, Status Enterprise is a true IoT solution. Starting in February of 2015, B-Scada has begun to present Status Enterprise as an IoT platform known as VoT (Virtualization of Things). The intent of this platform is to open additional markets to B-Scada products, markets that may not be realized if our systems were marketed as SCADA only.

Status Machine Edition and Status Enterprise are used in various monitoring applications in numerous verticals in the United States and around the world in numerous countries including Germany, Sweden, Taiwan, Kuwait, Malaysia, Chile, Canada, United Kingdom, Italy, Turkey, South Africa, Russia and France.

Consulting

In addition to sales of the Status products, we generate revenue by providing consulting services to companies that wish to extend and customize our technology. We provide .Net development and screen design services. We also offer training on our systems and graphic design services.

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

The products developed using B-Scada’s technology include industrial automation solutions, medical applications, smart grid, building automation and line of business applications. The relationships established through licensing are very strategic and may lead to acquisitions to prevent competitive companies from having the same strategic benefits.

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

One new area B-Scada is looking at is IoT (Internet of Things). The software products we offer fit very well with this new growth industry. In 2015 we have started new marketing and product initiatives in this space using our existing technology. From various trade shows we have attended, it has become obvious that many potential IoT customers are looking for turnkey solutions and do not want to develop them themselves. We will be investigating offering additional products alongside our software, including sensors, and will be expanding our efforts to partner with other companies in the IoT space to help deliver more complete solutions to the market.

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

Results of Operations

Comparison of the Three Months Ended January 31, 2015 and 2014

The following tables set forth, for the periods indicated, certain items from the consolidated statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

	For the three months ended January 31,
	2015		2014
	[Unaudited]		[Unaudited]
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues
Technology licensing and support	$443,853	89%	$269,800	80%
Commercial software	52,291	11%	65,972	20%
Total revenues	$496,144	100%	$335,772	100%

Operating expenses:
Technology licensing and support	$85,116	17%	$25,783	8%
Commercial software	$86,908	18%	$25,876	8%
Sales and marketing	$145,309	29%	$76,233	23%
Research and development	$26,129	5%	$58,815	17%
General and administrative	$362,370	73%	$126,468	38%

Interest expense	$1,464	--%	$--	--%
Benefit from income taxes	$(66,318)	(13)%	$--	--%

Net income (loss)	$(148,548)	(30)%	$21,489	6%

Basic earnings (loss) per common share	$(0.01)		$--

Diluted earnings (loss) per common share	$(0.01)		$--

Revenues

Our revenues for the three months ended January 31, 2015 amounted to $496,144 compared to fiscal 2014 revenues of $335,772, an increase of $160,372 (48%). Some of this increase was due to revenues from our Spanish branch, others from technology licensing. In fiscal 2015, we had increases in technology licensing revenues ($26,242) and development and support revenues ($147,811) of $174,053 which were offset by a decline in commercial software revenues of $13,681. The decline in commercial software revenues was expected. Demand for Microsoft Silverlight based products has decreased as Microsoft has announced that they will no longer be focusing on this technology as their main web strategy. Our Machine Edition product is Silverlight based and we have seen demand for this product drop.

We have completed the process of transitioning to Status Enterprise to be our primary product focus. Status Enterprise was fully launched in the spring of 2014. With a nine month sales cycle, revenue from this product started to materialize towards the end of 2014.  While we have many pilot projects in place and growing interest in the system, the number of licenses purchased on each sale has been small. This is due to customers being cautious as this is a new platform. Many of the initial customers have indicated additional licenses will be required as their projects transition from pilot to production, so we expect an increase in the license sales in future quarters. Interest in the system, both from SCADA and IoT prospects, has been increasing. We are confident that the system will be successful.

We entered into two new long-term licensing agreements at the end of the first quarter of fiscal 2013.  In fiscal 2015 and 2014, customer development services from these customers accounted for most of the increase in technology licensing and support revenues. Demand for these services was strong through the quarter, but is expected to decline over the course of the year as customers in the oil and gas industry have indicated they need to reduce expenditures.  We continue to implement our strategic goals to generate increased revenues from the sales of our products and services, which accounted for the balance of our revenue growth.  Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications. New product and services revenue from our IoT initiatives will begin to influence our revenue towards the end of 2015. Revenues from our office in Spain have contributed to our revenue growth this quarter, but are not expected to be a significant contribution until 2016. In the three months ended January 31, 2015, Spain generated $38,440 in technology licensing and support revenues and $7,521 in commercial software revenues.

Operating Expenses

Technology licensing and support costs and commercial software costs consist primarily of payroll and related expenses. Technology licensing and support payroll costs amounted to $48,571 ($7,691 Spain) in the three months ended January 31, 2015 compared to $25,783 in the three months ended January 31, 2014 an increase of $22,788 (88%). Additionally, in fiscal 2015 we had costs for hardware of $36,545 ($34,349 Spain). Commercial software costs amounted to $86,908 in the three months ended January 31, 2015 compared to $25,876 in the three months ended January 31, 2014 an increase of $61,032 (236%). These increased costs result from our adding new personnel to service our new business. It is also due to us moving more of our operations to the cloud, including moving to a new accounting system, email and document storage.

As a percentage of technology licensing and support revenues the related costs increased to 19% in fiscal 2015 as compared to 10% of such revenues in fiscal 2014. This increase is a result of hardware sales which have low margins. Commercial software costs were 166% of commercial software revenues in fiscal 2015 compared to 39% in fiscal 2014. This was a result of our decrease in such revenues in fiscal 2015. Overall these costs represented 35% of fiscal 2015 revenues compared to 15% of fiscal 2014 revenues.

Sales and marketing costs have increased to $145,309 in the three months ended January 31, 2015 from $76,233 in the three months ended January 31, 2014, an increase of $69,076 (91%). Payroll and related costs increased to $67,659 ($12,452 Spain) from $40,157 and advertising, marketing and trade shows increased to $68,778 from $27,296. This was due to new marketing initiatives that were identified when we received proceeds from the investment into the company in the summer of 2014. We intend to increase our marketing activities and costs in 2015 since we believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Research and development costs decreased to $26,129 in the three months ended January 31, 2015 from $58,815 in the three months ended January 31, 2014, a decrease of $32,686 (56%). While we continue our research and development, payroll and related costs have decreased from fiscal 2014.

General and administrative costs increased to $362,370 in the three months ended January 31, 2015 from $126,468 in the three months ended January 31, 2014, an increase of $235,902 (187%). The increase was primarily related to increases in payroll and related costs, which increased to $141,153 ($21,876 Spain) from $78,059, a result of increased administrative duties as our business continues to grow, and a one-time charge related to the establishment of our office in Spain of $144,606.  We have also seen increases in all aspects of costs related to our public filings and SEC requirements.

Interest and Debt Costs

Interest expense of $1,464 in the three months ended January 31, 2015 relates to the mortgage on our office building. There is no interest in the three months ended January 31, 2014

Income Tax Benefit

Prior to the year ended October 31, 2013 the deferred tax asset arising from pre-tax losses had been fully reserved as we were not able to determine that it was more likely than not that we would be able to realize the tax benefits in the future. Based on our evaluation of the positive and negative evidence at October 31, 2014 and 2013, management determined that the Company would utilize its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize its deferred tax assets. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $490,749 and $406,744 as of October 31, 2014 and 2013, respectively. In the three months ended January 31, 2015, we recorded a deferred income tax benefit of $66,318, $11,067 related to US operations and $55,251 related to Spanish operations.

Net Income

Net loss in the three months ended January 31, 2015 totaled $148,548 ($128,876 Spain) compared to net income of $21,489 in the three months ended January 31, 2014, a decrease of $170,037 as discussed above.

Liquidity and Capital Resources

We currently fund our operations through sales of our products and services and when necessary through sales of equity and debt securities.

At January 31, 2015, we had cash and cash equivalents of $1,586,932 compared to $1,144,915 at October 31, 2014. The increase of $442,017 is primarily attributable to cash generated from operations.

Cash Flows

Net cash provided by operating activities amounted to $450,460 and $453,391 in the three months ended January 31, 2015 and 2014, respectively. Net cash from operations remained constant as our increased revenues were offset by increased operating costs, including the cost of opening our Spanish office, while we implemented our overall strategic business plan.

In fiscal 2015 and 2014, cash was used for investing activities for the acquisition of property and equipment in the amount of $1,505 and $1,238, respectively. Additionally, in fiscal 2014 we paid $10,000 for a deposit on the purchase of our new office facility which we purchased in the second quarter of fiscal 2014.

In fiscal 2015 financing activities, we used $3,940 in cash for principal payments on the mortgage incurred from the purchase of our new office facility. There were no fiscal 2014 financing activities.

We believe that our cash on hand at January 31, 2015 and our revenue commitments will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future.

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

Contractual Obligations

Not Applicable

Off-Balance Sheet Arrangements

As of January 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The amendments in the ASU will be applied using one of two retrospective methods. The effective date will be the first quarter of our fiscal year ended October 31, 2018. We have not determined the potential effects on our consolidated financial statements.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2015.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of January 31, 2015.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of January 31, 2015.  Management’s assessment identified the following material weaknesses:

•

As of January 31, 2015, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of January 31, 2015, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of January 31, 2015, there were no independent directors and no independent audit committee.

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

B-SCADA, INC.

Dated: March 12, 2015	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer