Form 10-Q
period 2015-04-30
B-Scada, Inc.
filed 2015-06-08
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2015

or

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

______________

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes  [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s common equity outstanding as of June 08, 2015 was 27,243,414 shares of common stock, par value $.0001.

B-SCADA, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

B-SCADA, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2015	2014
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$1,342,886	$1,144,915
Accounts Receivable - Net	108,288	233,525
Accrued Revenue	171,566	222,550
Deferred Income Tax - Current	171,803	186,221
IVA Tax Receivable - Net	28,408	--
Prepaid Expenses and Other Current Assets	69,508	226,598
Total Current Assets	1,892,459	2,013,809

Property and Equipment - Net	217,670	223,452

Other Assets
Intangible Assets	114,735	114,735
Deferred Income Tax	804,711	711,272
Security Deposits	1,555	1,500
Total Other Assets	921,001	827,507

Total Assets	$3,031,130	$3,064,768

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$146,730	$142,528
Deferred Revenue	339,000	178,698
Mortgage Payable - Current	16,476	16,066
Total Current Liabilities	502,206	337,292

Long Term Liabilities
Mortgage Payable	94,089	102,425

Total Liabilities	596,295	439,717

Commitments and Contingencies	--	--

Stockholders’ Equity
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 27,243,414
at April 30, 2015 and October 31, 2014, respectively	2,724	2,724
Additional Paid in Capital	7,946,530	7,900,463
Accumulated Other Comprehensive Loss	(23,098)	(5,215)
Accumulated Deficit	(5,491,321)	(5,272,921)
Total Stockholders’ Equity	2,434,835	2,625,051

Total Liabilities and Stockholders’ Equity	$3,031,130	$3,064,768

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

[UNAUDITED]

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Revenues
Technology Licensing and Support	$442,731	$427,202	$886,584	$697,002
Commercial Software	61,319	80,572	113,610	146,544
Total Revenues	504,050	507,774	1,000,194	843,546

Operating Expenses
Technology Licensing and Support	69,208	54,910	154,324	80,693
Commercial Software	109,494	71,646	196,402	97,522
Sales and Marketing	136,043	95,942	281,352	172,175
Research and Development	24,474	21,782	50,603	80,597
General and Administrative	242,178	109,519	604,548	235,987
Depreciation and Amortization	4,308	2,822	8,650	4,080
Total Operating Expenses	585,705	356,621	1,295,879	671,054

Operating Income (Loss)	(81,655)	151,153	(295,685)	172,492

Other Income (Expenses)
Interest Income	600	364	1,228	514
Interest Expense	(1,500)	(793)	(2,964)	(793)
Total Other Income (Expenses) - Net	(900)	(429)	(1,736)	(279)

Income (Loss) Before Income Taxes	(82,555)	150,724	(297,421)	172,213

Benefit from Income Taxes	(12,703)	--	(79,021)	--

Net Income (Loss)	$(69,852)	$150,724	$(218,400)	$172,213

Basic Earnings (Loss) Per Common Share	$--	$0.01	$(0.01)	$0.01

Diluted Earnings (Loss) Per Common Share	$--	$0.01	$(0.01)	$0.01

Weighted-Average Common Shares Outstanding for Basic Earnings (Loss) Per Common Share	27,243,414	24,730,352	27,243,414	27,621,706

Weighted-Average Common Shares Outstanding for Diluted Earnings (Loss) Per Common Share	27,243,414	24,730,352	27,243,414	27,621,706

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

[UNAUDITED]

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Net Income (Loss)	$(69,852)	$150,724	$(218,400)	$172,213

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	(14,885)	--	(17,883)	--

Comprehensive Income (Loss)	$(84,737)	$150,724	$(236,283)	$172,213

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[UNAUDITED]

	For the Six Months Ended
	April 30,
	2015	2014

Operating Activities
Net Income (Loss)	$(218,400)	$172,213
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	8,650	4,080
Deferred Revenue	160,302	441,642
Deferred Income Tax Benefit	(79,021)	--
Stock-Based Compensation	46,067	--

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	125,237	(91,132)
Accrued Revenue	50,984	181,300
IVA Tax Receivable-Net	(28,408)	--
Prepaid Expenses and Other Current Assets	157,090	(2,043)
Security Deposits	(55)	2,150
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	4,202	(70,465)
Net Cash Provided by Operating Activities	226,648	637,745

Investing Activities
Acquisition of Property and Equipment	(2,868)	(82,720)
Net Cash Used for Investing Activities	(2,868)	(82,720)

Financing Activities
Payment of Mortgage Payable	(7,926)	(1,271)
Net Cash Used for Financing Activities	(7,926)	(1,271)

Foreign Currency Translation Effect	(17,883)	--

Change in Cash and Cash Equivalents	197,971	553,754

Cash and Cash Equivalents - Beginning of Period	1,144,915	252,571

Cash and Cash Equivalents - End of Period	$1,342,886	$806,325

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$2,964	$793
Income Taxes	$--	$--

Non-Cash Investing and Financing Activity Acquisition of building with mortgage payable	$--	$127,500

Non-Cash Financing Activity
Issuance of common stock for cashless warrant exercise	$--	$23

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2015

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

B-Scada is in the business of developing software and hardware products for the visualization and monitoring of data in residential, commercial and heavy industries. Our HMI (Human Machine Interface) software and SCADA (Supervisory Control and Data Acquisition) products are utilized in petro chemical, electricity distribution, transportation, facilities management and manufacturing industries. B-Scada licenses portions of its technology for use in the products of smaller software firms and Fortune 500 companies. B-Scada also markets and sells a line of wireless sensors used for monitoring various information like temperature, pressure, voltage and water detection. The sensors are used in a variety of light commercial applications.

Our products are marketed and sold globally and offered through a sales channel of system integrators and resellers.

(2)  Summary of Significant Accounting Policies

Our other accounting policies are set forth in Note 2 to our audited consolidated financial statements included in our October 31, 2014 Form 10K.

Unaudited Interim Statements - The accompanying unaudited interim consolidated financial statements as of April 30, 2015, and for the six months ended April 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of April 30, 2015 and the consolidated results of operations for the three and six months ended April 30, 2015 and 2014 and cash flows for the six months ended April 30, 2015 and 2014.  The consolidated results of operations for the six months ended April 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2015

(2)  Summary of Significant Accounting Policies (Continued)

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

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2015

(2)  Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk - Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.

We maintain our cash and cash equivalents in accounts with major financial institutions in the form of demand deposits.  Deposits in these banks may exceed the amounts of  insurance provided on such deposits.  At April 30, 2015, we had approximately $544,000 and $236,000, respectively, in cash in two financial institutions in excess of the $250,000 FDIC insured limit. At October 31, 2014, we had approximately $350,000 and $250,000, respectively, in cash in two financial institutions in excess of the $250,000 FDIC insured limit.

Concentrations of credit risk with respect to trade accounts receivable are limited.  We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts.  As of April 30, 2015 and October 31, 2014, based on this assessment, management has not established an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure is limited.

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

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after April 30, 2015 through the date of the issuance of the accompanying consolidated financial statements.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2015

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

(4)  Property and Equipment

Property and equipment consists of the following:

	April 30,	October 31,	Estimated
	2015	2014	Useful Lives
	[Unaudited]

Land	$15,531	$15,531	--
Building and Improvements	176,071	176,071	7 - 40 years
Computer Equipment	52,304	55,304	5 years
Office Furniture and Equipment	34,429	34,429	5 - 7 years
Software	39,099	37,593	3 years
Total	317,434	318,928
Less: Accumulated Depreciation
and Amortization	(99,764)	(95,476)
	$217,670	$223,452

(5)  Intangible Assets

The intangible assets consist of the following:

	April 30,	October 31,
	2015	2014
	[Unaudited]

Domain Names	$114,735	$114,735

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2015

(6)  Mortgage Payable

In February 2014, we purchased a new office facility and incurred a mortgage in the amount of $127,500 payable to the seller of the property.  The balance is payable over 7 years in monthly payments of $1,802 which include interest at 5% per annum.  The outstanding mortgage balance at April 30, 2015 and October 31, 2014 is $110,565 and $118,491, respectively.

Future maturities of long-term debt as of April 30, 2015 are as follows:

Twelve Months Ended
April 30, (Unaudited)

2016	$16,476
2017	17,334
2018	18,179
2019	19,131
2020	20,109
Thereafter	19,336

$110,565

(7)  Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At April 30, 2015 and October 31, 2014, there are 27,243,414 common shares issued and outstanding.  There are no shares of preferred stock issued and outstanding.

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

On February 11, 2015, we elected a new director to the Board of Directors.  Pursuant to the election, the director was granted a five year non-qualified option to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $0.48 per share.  The option vests as follows:  83,333 shares immediately; 83,333 shares on February 11, 2016; 83,334 shares on February 11, 2017.  As defined in the agreement, the option has cashless exercise provisions and may terminate in earlier than 5 years. The fair value of the option, $105,298, was calculated using the Black-Scholes pricing model with the following assumptions: Dividend yield - 0%; Risk-free interest rate - 1.53%; Expected life - 5 years; Expected volatility - 123.54%. Stock-based compensation expense of $46,067 was recorded in the six months ended April 30, 2015.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2015

(7)  Stockholders’ Equity (Continued)

The following table summarizes the options transactions:

	For the Six Months Ended
	April 30, 2015 (Unaudited)
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of period	--	$ --
Granted/Sold	250,000	$ 0.48
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at April 30, 2015	250,000	$ 0.48	4.79 Years	$ --

Exercisable at April 30, 2015	83,333	$ 0.48	4.79 Years	$ --

The weighted-average grant-date fair value of options granted during the six months ended April 30, 2015 was $0.42.  No options were exercised during the period.

Summary of non-vested options as of and for the six months ended April 30, 2015 is as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Options	Shares	Fair Value

Non-vested at beginning of period	--	$--
Granted	250,000	$0.42
Vested	(83,333)	$0.42
Forfeited	--	$--

Non-vested at April 30, 2015 (Unaudited)	166,667	$0.42

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2015

(7)  Stockholders’ Equity (Continued)

The following table summarizes the warrants activity:

	For the Six Months Ended		For the Year Ended
	April 30, 2015 (Unaudited)		October 31, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	--	--	300,000	$ 0.09
Granted/Sold	--	--	--	--
Expired/Cancelled	--	--	--	--
Forfeited	--	--	(67,500)	$ 0.09
Exercised	--	--	(232,500)	$ 0.09
Outstanding at end of period	--		--

(8)  Income Taxes

Components of the provision (benefit) from income taxes are as follows:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current
United States	$--	$41,194	$--	$48,745
Foreign	--	--	--	--
Total Current	--	41,194	--	48,745

Deferred
United States	1,584	(41,194)	(9,483)	(48,745)
Foreign	(14,287)	--	(69,538)	--
Total Deferred	(12,703)	(41,194)	(79,021)	(48,745)

Total	$(12,703)	$--	$(79,021)	$--

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2015

(8)  Income Taxes (Continued)

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Six Months Ended
	April 30,
	2015	2014
	(Unaudited)	(Unaudited)
United States Statutory Corporate
Income Tax Rate	(34.00)%	34.00%
State Income Tax Rate Net of Federal	(3.63)%	3.63%
Foreign Income Tax Effect	11.06%	--%
Change in Valuation Allowance on
Deferred Tax Assets	--%	(37.63)%

Income Tax Provision (Benefit)	(26.57)%	--%

Pre-tax income (loss) consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States	$(34,933)	$150,724	$(65,672)	$172,213
Foreign	(47,622)	--	(231,749)	--

Total	$(82,555)	$150,724	$(297,421)	$172,213

The components of deferred tax assets (liabilities) at April 30, 2015 and October 31, 2014 are as follows:

	April 30,	October 31,
	2015	2014
	(Unaudited)
Deferred Tax Assets - Current
Net Operating Losses	$151,789	$175,356
Accrued Vacation Pay	20,014	10,865
	171,803	186,221
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	$809,604	$715,403
Property and Equipment	(4,893)	(4,131)
	804,711	711,272

Net Deferred Tax Asset	$976,514	$897,493

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2015

(8)  Income Taxes (Continued)

Net operating loss carry forwards for tax purposes were approximately $2.4 million at October 31, 2014.  A substantial portion of these losses begin to expire in fiscal 2028; all losses expire in fiscal 2034.  Tax benefits of operating loss carry forwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period, and other circumstances.

From our inception through October 31, 2012, we had established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  At October 31, 2014 and 2013, based on its evaluation of the positive and negative evidence, management determined that the Company would utilize its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize its deferred tax assets. The positive evidence evaluated as of October 31, 2014 and 2013 consisted of (i) our increased revenues, including the signing of several long term licensing agreements which run through fiscal 2019; (ii) our positive earnings, beginning in fiscal 2011 and increasing in each of fiscal 2012 through 2014; (iii) our ability to maintain operating costs as we have grown revenues; (iv) the utilization of net operating loss carry forwards in the last four fiscal years. The negative evidence evaluated as of October 31, 2014 and 2013 consisted of (i) our history of operating losses from inception through fiscal 2010; (ii) the possibility that a licensing agreement is cancelled or that non licensing revenues will decline; (iii) the possibility that our operating costs will increase. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $490,749 and $406,744 as of October 31, 2014 and 2013, respectively.

Overall the valuation allowance decreased by approximately $-0- and $680,000 in the six months ended April 30, 2015 and the year ended October 31, 2014, respectively.

(9)  Commitments and Contingencies

Leases

B-Scada Spain subleases office space in Spain from an entity related to the two principal employees in Spain. The lease is for a term of five years commencing November 1, 2014 with annual renewal options thereafter. Base rent is $1,216 (Euro 1,050) per month for the first fourteen months after which it increases to $1,459 (Euro 1,260) per month for the remainder of the term. There is an annual escalation based on the Spanish National General Index of Consumer Prices and we are responsible for the related costs, such as, taxes, utilities and maintenance. Rent expense amounted to $7,294 (Euro 6,300) for the six months ended April 30, 2015. Future lease commitments through the twelve months ended April 30 are as follows: 2016 - $15,559; 2017 - $17,504; 2018 - $17,504; 2019 - $17,504; 2020 - $8,752.

We leased office space in Crystal River, Florida, on a month to month basis through April 30, 2014 when we relocated to the new office facility we purchased. The lease terms were a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement. Rental expense, including allocated utilities, for the six months ended April 30, 2014 amounted to approximately $18,000.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2015

(9)  Commitments and Contingencies (Continued)

Compensation Agreements

In connection with the formation of B-Scada Spain, we entered into agreements with two individuals and a related entity in Spain to establish and maintain our Spanish office and for employment services. In October 2014, we made an advance payment of approximately $182,000 for services related to the establishment of our office in Spain. Such services included, among other necessary services, securing and setting up the office location, interviewing and hiring qualified personnel and translating technical documents, marketing materials, web site, etc. These services were completed in the first quarter of fiscal 2015 and at such time this amount was expensed.  Contingent upon continued employment,  the two individuals will each be paid 12.5% (25% in total) of the annual net profit of B-Scada Spain, calculated at each fiscal year end, until a total of US $175,000 (US $350,000 in total) has been paid at which time payments will cease.  No payment was required to be made for the year ended October 31, 2014.

We also entered into employment agreements with the two individuals effective November 1, 2014. The agreements provide for annual salaries of Euro 42,615 (approximately US $49,000) and Euro 30,000 (approximately US $35,000), respectively, and commissions as defined in our sales commission policy, among other customary terms, such as, vacation pay and qualified expense reimbursements. The agreements are on an ongoing basis unless terminated by either us or the employee, as defined in the agreements. The agreements also provide that if the employee is terminated due to redundancy (layoff), in addition to being paid any unused vacation pay, the employee, if employed for at least one full year, will receive redundancy pay equal to 45 days for each year of employment, not to exceed 42 months of equivalent salary. Both the unused vacation pay and redundancy pay are payable at the employee’s then applicable base salary.

(10)  Subsequent Events

On May 1, 2015, B-Scada signed an agreement with an electronics manufacturing firm for the development of B-Scada sensors. The estimated cost per the terms of the agreement, which is expected to be completed by the end of fiscal 2015, is $250,000. B-Scada software will be able to work with B-Scada sensors as well as sensors and hardware from hundreds of other companies, allowing for the development of a sophisticated system aggregating data from many different hardware sources into custom solutions for commercial and industrial customers.

On June 2, 2015, B-Scada launched a line of sensors for commercial and residential use. The sensors are produced in the United States by a leading sensor manufacturer and will be branded as B-Scada sensors. These sensors will be part of our product portfolio including sensors developed explicitly for B-Scada.

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

We specialize in the compelling visualization of real-time data. B-Scada has produced exceptional data visualization software and hardware solutions for manufacturing, power and utilities, petro chemical, emissions monitoring, building automation and other fields of business making use of HMI and SCADA software products.

Our in-house expertise and experience has provided us the opportunity to partner with companies from various vertical markets, and assist them in developing custom solutions that meet their specific needs. Our goal is to help our clients transfer their real-time production and operational data into intuitive user interfaces and reports. We also archive data, provide workflow and basic analytics for making informed decisions.

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

Products and Services

Our technology team has extensive experience in software design and development and has designed, built and delivered, over the years, world-class software solutions for numerous vertical markets. In addition to software development, we also derive income from the sale of wireless sensors, consulting services, graphic design and contract development that we offer hand in hand with our software solutions.

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

While Status Enterprise has been deployed internally behind the firewall of corporate networks, it can also be installed on hosted servers on the web. This allows users to bring data into the system from many different devices located anywhere. The HTML 5 support allows the data to be visualized on almost any device. As such, Status Enterprise is a true IoT (Internet of Things) solution. Starting in February of 2015, B-Scada has begun to present Status Enterprise as an IoT platform known as VoT (Virtualization of Things). The intent of this platform is to open additional markets to B-Scada products, markets that may not be realized if our systems were marketed as SCADA only.

Through the various Internet of Things trade shows attended by B-Scada over the past several months a number of observations have become apparent. IoT customers are looking for complete solutions. This includes the monitoring software, hardware and consulting services for a turnkey system. In order to address this B-Scada has branded sensors from a leading sensor manufacturer, and has started the process of providing its own sensors to the IoT market.

B-Scada Systems are used in various monitoring applications in numerous verticals in the United States and around the world in numerous countries including Germany, Sweden, Taiwan, Kuwait, Malaysia, Chile, Canada, United Kingdom, Italy, Turkey, South Africa, Russia and France.

Consulting

In addition to sales of the Status products, we generate revenue by providing consulting services to companies that wish to extend and customize our technology. We provide .Net development and screen design services. We also offer training on our systems and graphic design services.

Technology Licensing

In addition to selling our own software products, we also license the technology we have developed to other software companies. Long-term licenses to multinational software companies are a major part of our business.  The lead time for our engineers to work with theirs in developing successful integration of our software with their future products is fairly long - from nine months to two years - but the result is a multiyear high revenue license providing substantial income for us for years to come.  We have several such agreements in place with Fortune 500 companies, and agreements with smaller firms.

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

On May 1, 2015, B-Scada signed an agreement with an electronic manufacturing firm for the development of B-Scada sensors. From experience at various IoT (Internet of Things) tradeshows over the past several months that B-Scada has attended, it has become apparent that customers are looking for complete solutions instead of trying to piece together a solution from various vendors. While some sensor companies have software for viewing their sensor data, the software is very limited in its abilities and can only be used with data from that one company. B-Scada software will be able to work with B-Scada sensors as well as sensors and hardware from hundreds of other companies, allowing for the development of a sophisticated system aggregating data from many different hardware sources into custom solutions for commercial and industrial customers. The estimated cost per the terms of the agreement, which is expected to be completed by the end of fiscal 2015, is $250,000.

On June 2, 2015, B-Scada launched a line of sensors for commercial and residential use. The sensors are produced in the United States by a leading sensor manufacturer and will be branded as B-Scada sensors. These sensors will be part of our product portfolio including sensors developed explicitly for B-Scada.

B-Scada believes that there is huge growth opportunity for B-Scada in the IoT market. In order to capitalize on this growth B-Scada will need to produce a complete line of sensor products, more than the several currently being developed. In order to ensure we have product on hand for orders and to ensure we achieve the largest possible margins on the sale of the sensor hardware, manufacturing will need to be done in quantities that allow for the lowest possible per unit price. This would require B-Scada to hold a sizeable inventory of sensors. Marketing activities has been stepped up in 2015 and activity for the company has been brisk. With our current staffing levels we are finding it difficult to adequately support the number of pilot projects and evaluations we have for Status Enterprise. In addition, B-Scada currently has four companies that are evaluating Status Enterprise as a data visualization solution to be marketed and sold with their existing hardware and/or software products. There is some integration work required before these systems will be available on the market, but the opportunities look promising. In order to address all these concerns, we may need additional financing to adequately support this growth. Failing to do so may result in considerable lost opportunity.

Revenue Strategy

B-Scada sensors will be sold to the market along with monitoring and basic analytics of the data using B-Scada technology. B-Scada will be able to bill for monthly monitoring in a SaaS (Software as a Service) licensing model. This opens up B-Scada to a much larger market than SCADA alone and provides additional revenue streams using technology already developed by B-Scada.

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

We currently sell our software products directly over the Internet from our website and through resellers to end users and system integrators. Our IoT initiatives include offering hosted services through a SAAS (Software as a Service) model.

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

Results of Operations

Comparison of the Three Months Ended April 30, 2015 and 2014

The following tables set forth, for the periods indicated, certain items from the consolidated statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

	For the three months ended April 30,
	2015		2014
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues
Technology licensing and support	$442,731	88%	$427,202	84%
Commercial software	61,319	12%	80,572	16%
Total revenues	$504,050	100%	$507,774	100%

Operating expenses:
Technology licensing and support	$69,208	14%	$54,910	11%
Commercial software	$109,494	22%	$71,646	14%
Sales and marketing	$136,043	27%	$95,942	19%
Research and development	$24,474	5%	$21,782	4%
General and administrative	$242,178	48%	$109,519	22%

Interest expense	$1,500	--%	$793	--%
Benefit from income taxes	$(12,703)	(3)%	$--	--%

Net income (loss)	$(69,852)	(14)%	$150,724	30%

Basic earnings (loss) per common share	$--		$0.01

Diluted earnings (loss) per common share	$--		$0.01

Revenues

Our revenues for the three months ended April 30, 2015 amounted to $504,050 compared to fiscal 2014 revenues of $507,774, a decrease of $3,724 (1%). The decline in consulting services from companies related to the oil and gas industry continue to have a negative impact on revenue. We do not expect this to change in the near future. Fortunately, these losses have been offset by revenue now coming in from our Spanish operations.

In fiscal 2015, we had increases in technology licensing revenues ($13,040) and development and support revenues ($2,489) of $15,529 which were offset by a decline in commercial software revenues of $19,253. While software revenues have not been impressive, the majority of the software revenues coming into the company are now from our Status Enterprise product. We have some pilot projects in progress, but many have not gone to completion as we had anticipated, but are still in play. These projects are primarily end user opportunities. One area that we have seen growth is in our OEM and partner relationships. B-Scada currently has four companies that are evaluating Status Enterprise as a data visualization solution to be marketed and sold with their existing hardware and/or software products. These relationships were primarily established through contacts acquired at the IoT tradeshows we have attended over the past few months. We will be using this information to focus our business development and marketing efforts appropriately.

Operating Expenses

Technology licensing and support costs and commercial software costs consist primarily of payroll and related expenses. Technology licensing and support payroll costs amounted to $44,080 ($11,434 Spain) in the three months ended April 30, 2015 compared to $54,910 in the three months ended April 30, 2014 a decrease of $10,830 (20%). Additionally, in fiscal 2015 we had costs for hardware of $24,728 ($23,644 Spain). Commercial software costs amounted to $109,494 in the three months ended April 30, 2015 compared to $71,646 in the three months ended April 30, 2014 an increase of $37,848 (53%). These increased costs result from our adding new personnel to service our new business. It is also due to us moving more of our operations to the cloud, including moving to a new accounting system, email and document storage.

As a percentage of technology licensing and support revenues the related costs increased to 16% in fiscal 2015 as compared to 13% of such revenues in fiscal 2014. This increase is a result of hardware sales which have low margins. Commercial software costs were 179% of commercial software revenues in fiscal 2015 compared to 89% in fiscal 2014. This was a result of the increased costs, as discussed above, and decrease in such revenues in fiscal 2015. Overall these costs represented 35% of revenues this period compared to 25% of fiscal 2014 revenues.

Sales and marketing costs have increased to $136,043 in the three months ended April 30, 2015 from $95,942 in the three months ended April 30, 2014, an increase of $40,101 (42%). Payroll and related costs increased to $72,354 ($10,411 Spain) from $68,150 and advertising, marketing and trade shows increased to $63,689 from $19,491. This was due to new marketing initiatives that were identified when we received proceeds from the investment into the company in the summer of 2014. We intend to increase our marketing activities and costs in 2015 since we believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Research and development costs increased to $24,474 in the three months ended April 30, 2015 from $21,782 in the three months ended April 30, 2014, an increase of $2,692 (12%). Research and development, payroll and related costs will continue to increase as we continuously work on new features for our products.

General and administrative costs increased to $242,178 in the three months ended April 30, 2015 from $109,519 in the three months ended April 30, 2014, an increase of $132,659 (121%). The increase was primarily related to increases in payroll and related costs, which increased to $101,569 ($19,401 Spain) from $39,016, a result of increased administrative duties as our business continues to grow and a stock-based compensation expense of $46,067 was recorded in the second quarter. We have also seen increases in all aspects of costs related to our public filings and SEC requirements as professional fees have increased $21,315 in the second quarter.

Interest and Debt Costs

Interest expense increased to $1,500 in the three months ended April 30, 2015 from $793 in the three months ended April 30, 2014, an increase of $707 (89%).  Interest expense relates to the mortgage on our office building which was purchased in April 2014.

Income Tax Benefit

Prior to the year ended October 31, 2013 the deferred tax asset arising from pre-tax losses had been fully reserved as we were not able to determine that it was more likely than not that we would be able to realize the tax benefits in the future. Based on our evaluation of the positive and negative evidence at October 31, 2014 and 2013, management determined that the Company would utilize its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize its deferred tax assets. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $490,749 and $406,744 as of October 31, 2014 and 2013, respectively. In the three months ended April 30, 2015, we recorded a deferred income tax benefit of $12,703, $(1,584) related to US operations and $14,287 related to Spanish operations.

Net Income (Loss)

Net loss in the three months ended April 30, 2015 totaled $69,852 ($33,335 Spain) compared to net income of $150,724 in the three months ended April 30, 2014, a decrease of $220,576 as discussed above.

Results of Operations

Comparison of the Six Months Ended April 30, 2015 and 2014

The following tables set forth, for the periods indicated, certain items from the consolidated statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

	For the six months ended April 30,
	2015		2014
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues
Technology licensing and support	$886,584	89%	$697,002	83%
Commercial software	113,610	11%	146,544	17%
Total revenues	$1,000,194	100%	$843,546	100%

Operating expenses:
Technology licensing and support	$154,324	15%	$80,693	10%
Commercial software	$196,402	20%	$97,522	11%
Sales and marketing	$281,352	28%	$172,175	20%
Research and development	$50,603	5%	$80,597	10%
General and administrative	$604,548	60%	$235,987	28%

Interest expense	$2,964	--%	$793	--%
Benefit from income taxes	$(79,021)	(8)%	$--

Net income (loss)	$(218,400)	(22)%	$172,213	20%

Basic earnings per (loss) common share	$(0.01)		$0.01

Diluted earnings per (loss) common share	$(0.01)		$0.01

Revenues

Our revenues for the six months ended April 30, 2015 amounted to $1,000,194 compared to fiscal 2014 revenues of $843,546, an increase of $156,648 (19%). In fiscal 2015, we had increases in technology licensing revenues ($39,282) and development and support revenues ($150,300) of $189,582 which were offset by a decline in commercial software revenues of $32,934. The decline in commercial software revenues was expected. Demand for Microsoft Silverlight based products has decreased as Microsoft has announced that they will no longer be focusing on this technology as their main web strategy. Our Machine Edition product is Silverlight based and we have seen demand for this product drop.

We have completed the process of transitioning to Status Enterprise to be our primary product focus. Status Enterprise was fully launched in the spring of 2014. Revenue from this product started to materialize towards the end of 2014, but has not picked up steam as anticipated. We have many pilot projects in place and growing interest in the system, however the number of licenses purchased on each sale has been small. This is due to customers being cautious as this is a new platform. Many of the initial customers have indicated additional licenses will be required as their projects transition from pilot to production, so we expect an increase in the license sales in future quarters. Interest in the system, both from SCADA and IoT prospects, has been increasing due to our surge in marketing and tradeshow activities. We also have a sensor manufacture who is now piloting the sale of hardware and software bundles to their customers, including Status Enterprise as the visualization solution. We are confident that the system will be successful.

We entered into two new long-term licensing agreements at the end of the first quarter of fiscal 2013.  In fiscal 2015 and 2014, customer development services from these customers accounted for most of the increase in technology licensing and support revenues. Demand for these services has dropped off as one of the customers is a petrochemical company and is reducing expenditures. They have indicated the consulting service required of B-Scada will resume in the fall of 2015. We continue to implement our strategic goals to generate increased revenues from the sales of our products and services. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications. New product and services revenue from our IoT initiatives will begin to influence our revenue towards the end of 2015. Revenue from our offices in Spain will be minimal for 2015 as it is the first year of operations, but are still expected to contribute to our overall revenue for the year. In the six months ended April 30, 2015, Spain generated $62,333 in technology licensing and support revenues and $9,018 in commercial software revenues.

Operating Expenses

Technology licensing and support payroll and hardware costs amounted to $154,324 ($77,558 Spain) in the six months ended April 30, 2015 compared to $80,693 in the six months ended April 30, 2014 an increase of $73,631 (91%). Additionally, in fiscal 2015 we had costs for hardware of $61,253 ($58,013 Spain). Commercial software costs amounted to $196,402 in the six months ended April 30, 2015 compared to $97,522 in the six months ended April 30, 2014 an increase of $98,880 (101%). These increased costs result from our adding new personnel to service our new business. It is also due to us moving more of our operations to the cloud, including moving to a new accounting system, email and document storage.

As a percentage of technology licensing and support revenues the related costs increased to 17% in fiscal 2015 as compared to 12% of such revenues in fiscal 2014. This increase is a result of hardware sales which have low margins. Commercial software costs were 173% of commercial software revenues in fiscal 2015 compared to 67% in fiscal 2014. This was a result of the increased costs, as discussed above, and the decrease in such revenues in fiscal 2015. Overall these costs represented 35% of fiscal 2015 revenues compared to 21% of fiscal 2014 revenues.

Sales and marketing costs have increased to $281,352 in the six months ended April 30, 2015 from $172,175 in the six months ended April 30, 2014, an increase of $109,177 (63%). Payroll and related costs increased to $152,465 ($22,863 Spain) from $108,307 and advertising, marketing and trade shows increased to $102,550 from $41,461. As operations continue to improve we have increased our advertising budget since we believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Research and development costs decreased to $50,603 in the six months ended April 30, 2015 from $80,597 in the six months ended April 30, 2014, a decrease of $29,994 (37%). While we continue our research and development, payroll and related costs decreased from fiscal 2014 because during that period we were working on the release of our new product, Status Enterprise, and new features.

General and administrative costs increased to $604,548 in the six months ended April 30, 2015 from $235,987 in the six months ended April 30, 2014, an increase of $368,561 (156%). The increase was primarily related to increases in payroll and related costs, which increased to $242,722 ($41,277 Spain) from $117,075, a result of increased administrative duties as our business continues to grow, and a one-time charge related to the establishment of our office in Spain of approximately $138,000. There were also increases in training expense and consulting fee for continued growth of the business of $32,000; as well as an increase in depreciation expense and office supplies for the office space of $9,000.  Also legal expense increased by $10,000 and a stock-based compensation expense of $46,067 was recorded in the six months ending April 30, 2015.

Interest and Debt Costs

Interest expense increased to $2,964 in the six months ended April 30, 2015 from $793 in the six months ended April 30, 2014, an increase of $2,171 (274%). Interest expense relates to the mortgage on our office building which was purchased in April 2014.

Income Tax Benefit

Prior to the year ended October 31, 2013 the deferred tax asset arising from pre-tax losses had been fully reserved as we were not able to determine that it was more likely than not that we would be able to realize the tax benefits in the future. Based on our evaluation of the positive and negative evidence at October 31, 2014 and 2013, management determined that the Company would utilize its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize its deferred tax assets. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $490,749 and $406,744 as of October 31, 2014 and 2013, respectively. In the six months ended April 30, 2015, we recorded a deferred income tax benefit of $79,021, of which $9,483 related to US operations and $69,538 related to Spanish operations.

Net Income (Loss)

Net loss in the six months ended April 30, 2015 totaled $218,400 ($162,211 Spain) compared to net income of $172,213 in the six months ended April 30, 2014, a decrease of $390,613 as discussed above.

Liquidity and Capital Resources

We currently fund our operations through sales of our products and services and when necessary through sales of equity and debt securities.

At April 30, 2015, we had cash and cash equivalents of $1,342,886 compared to $1,144,915 at October 31, 2014. The increase of $197,971 is primarily attributable to cash generated from operations.

Cash Flows

Net cash provided by operating activities amounted to $226,648 and $637,745 in the six months ended April 30, 2015 and 2014, respectively. Net cash from operations decreased $411,097 primarily due to a $400,000 technology license payment received in May 2015 while in fiscal 2014 such payment was received in April. Operating cost increases in sales and marketing and general and administrative, including the cost of opening and operating our Spanish office (partly funded in October 2014), were offset by increases in revenues while we implemented our overall strategic business plan.

In fiscal 2015 and 2014, cash was used for investing activities for the acquisition of property and equipment in the amount of $2,868 and $82,720, respectively.  Additionally, in fiscal 2014, we purchased a new office facility and incurred a mortgage payable of $127,500.

In fiscal 2015 financing activities, we used $7,926 and $1,271, respectively in cash for principal payments on the mortgage incurred from the purchase of our new office facility.

We believe that our cash on hand at April 30, 2015 and our revenue commitments will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future.

Deferred Tax Asset Valuation Allowance

Accounting standards require that we assess whether a valuation allowance should be established against our deferred tax asset based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, we considered both positive and negative evidence as well as other factors which may impact future operating results. From our inception through October 31, 2012, we had established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  At October 31, 2014 and 2013, based on its evaluation of the positive and negative evidence, management determined that the Company would utilize its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize its deferred tax assets. The positive evidence evaluated as of October 31, 2014 and 2013 consisted of (i) our increased revenues, including the signing of several long term licensing agreements which run through fiscal 2019; (ii) our positive earnings, beginning in fiscal 2011 and increasing in each of fiscal 2012 through 2014; (iii) our ability to maintain operating costs as we have grown revenues; (iv) the utilization of net operating loss carry forwards in the last four fiscal years. The negative evidence evaluated as of October 31, 2014 and 2013 consisted of (i) our history of operating losses from inception through fiscal 2010; (ii) the possibility that a licensing agreement is cancelled or that non licensing revenues will decline; (iii) the possibility that our operating costs will increase. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $490,749 and $406,744 as of October 31, 2014 and 2013, respectively.

Contractual Obligations

Not Applicable

Off-Balance Sheet Arrangements

As of April 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2015.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of April 30, 2015.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of April 30, 2015.  Management’s assessment identified the following material weaknesses:

•

As of April 30, 2015, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of April 30, 2015, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of April 30, 2015, there were no independent directors and no independent audit committee.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

We did not issue any equity securities during the period covered by this report that were not registered under the Securities Act except as listed below.

On February 11, 2015, we elected a new director to the Board of Directors.  Pursuant to the election, the director was granted a five year non-qualified option to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $0.48 per share.  The option vests as follows:  83,333 shares immediately; 83,333 shares on February 11, 2016; 83,334 shares on February 11, 2017.  As defined in the agreement, the option has cashless exercise provisions and may terminate in earlier than 5 years. The fair value of the option, $105,298, was calculated using the Black-Scholes pricing model.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 6.    EXHIBITS

31.1	31.1 Certification by the Principal Executive Officer of B-Scada, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)) (furnished herewith).

31.2	31.2 Certification by the Principal Financial Officer of B-Scada, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)) (furnished herewith).

32.1	32.1 Certification by the Principal Executive Officer of B-Scada, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification by the Principal Financial Officer of B-Scada, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B-SCADA, INC.

Dated: June 08, 2015	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer