Form 10-Q
period 2015-07-31
B-Scada, Inc.
filed 2015-09-14
CIK 1341878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2015
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 333-150158

B-SCADA, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3399360
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

9030 W Ft Island Tr., Building 9
Crystal River, Florida	34429
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (352) 564-9610

______________________

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

The number of shares of the issuer’s common equity outstanding as of September 14, 2015 was 27,243,414 shares of common stock, par value $.0001.

B-SCADA, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

B-SCADA, INC.

CONSOLIDATED BALANCE SHEETS

	July31,	October 31,
	2015	2014
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$1,258,773	$1,144,915
Accounts Receivable - Net	174,402	233,525
Accrued Revenue	64,129	222,550
Inventory	6,450	--
Deferred Income Tax - Current	121,677	186,221
IVA Tax Receivable - Net	12,005	--
Prepaid Expenses and Other Current Assets	32,383	226,598
Total Current Assets	1,669,819	2,013,809

Property and Equipment - Net	213,358	223,452

Other Assets
Intangible Assets	254,735	114,735
Deferred Income Tax	912,472	711,272
Security Deposits	1,555	1,500
Total Other Assets	1,168,762	827,507

Total Assets	$3,051,939	$3,064,768

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$193,030	$142,528
Deferred Revenue	422,553	178,698
Mortgage Payable - Current	16,683	16,066
Total Current Liabilities	632,266	337,292

Long Term Liabilities
Mortgage Payable	89,841	102,425

Total Liabilities	722,107	439,717

Commitments and Contingencies	--	--

Stockholders’ Equity
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 27,243,414
at July 31, 2015 and October 31, 2014, respectively	2,724	2,724
Additional Paid in Capital	7,959,693	7,900,463
Accumulated Other Comprehensive Loss	(25,753)	(5,215)
Accumulated Deficit	(5,606,832)	(5,272,921)
Total Stockholders’ Equity	2,329,832	2,625,051

Total Liabilities and Stockholders’ Equity	$3,051,939	$3,064,768

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

[UNAUDITED]

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Revenues
Technology Licensing and Support	$375,335	$497,632	$1,261,919	$1,194,634
Commercial Software	88,162	76,683	201,772	223,227
Total Revenues	463,497	574,315	1,463,691	1,417,861

Operating Expenses
Technology Licensing and Support	100,352	53,742	254,298	134,435
Commercial Software	132,491	52,667	329,271	150,189
Sales and Marketing	189,308	81,879	470,660	254,054
Research and Development	18,945	6,853	69,548	87,450
General and Administrative	190,463	192,764	795,011	428,751
Depreciation and Amortization	4,312	3,672	12,962	7,752
Total Operating Expenses	635,871	391,577	1,931,750	1,062,631

Operating Income (Loss)	(172,374)	182,738	(468,059)	355,230

Other Income (Expenses)
Interest Income	599	377	1,827	891
Interest Expense	(1,371)	(1,562)	(4,335)	(2,355)
Total Other Income (Expenses) - Net	(772)	(1,185)	(2,508)	(1,464)

Income (Loss) Before Income Taxes	(173,146)	181,553	(470,567)	353,766

Benefit from Income Taxes	(57,635)	--	(136,656)	--

Net Income (Loss)	$(115,511)	$181,553	$(333,911)	$353,766

Basic Earnings (Loss) Per Common Share	$--	$0.01	$(0.01)	$0.01

Diluted Earnings (Loss) Per Common Share	$--	$0.01	$(0.01)	$0.01

Weighted-Average Common Shares Outstanding for Basic Earnings (Loss) Per Common Share	27,243,414	24,819,172	27,243,414	24,680,309

Weighted-Average Common Shares Outstanding for Diluted Earnings (Loss) Per Common Share	27,243,414	24,819,172	27,243,414	24,680,309

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

[UNAUDITED]

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Net Income (Loss)	$(115,511)	$181,553	$(333,911)	$353,766

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	(2,655)	--	(20,538)	--

Comprehensive Income (Loss)	$(118,166)	$181,553	$(354,449)	$353,766

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[UNAUDITED]

	For the Nine Months Ended
	July 31,
	2015	2014

Operating Activities
Net Income (Loss)	$(333,911)	$353,766
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	12,962	7,752
Deferred Revenue	243,855	255,721
Deferred Income Tax Benefit	(136,656)	--
Stock-Based Compensation	59,230	--

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	59,123	(131,472)
Accrued Revenue	158,421	171,950
Inventory	(6,450)	--
IVA Tax Receivable-Net	(12,005)	--
Prepaid Expenses and Other Current Assets	194,215	3,178
Security Deposits	(55)	2,150
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	20,502	(71,055)
Net Cash Provided by Operating Activities	259,231	591,990

Investing Activities
Capitalized Technology Development	(110,000)	--
Acquisition of Property and Equipment	(2,868)	(90,855)
Net Cash Used for Investing Activities	(112,868)	(90,855)

Financing Activities
Payment of Mortgage Payable	(11,967)	(5,115)
Net Cash Used for Financing Activities	(11,967)	(5,115)

Foreign Currency Translation Effect	(20,538)	--

Change in Cash and Cash Equivalents	113,858	496,020

Cash and Cash Equivalents - Beginning of Period	1,144,915	252,571

Cash and Cash Equivalents - End of Period	$1,258,773	$748,591

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$4,335	$2,355
Income Taxes	$--	$--

Non-Cash Investing and Financing Activities
Acquisition of intangible asset with accounts payable	$30,000	$--
Acquisition of building with mortgage payable	$--	$127,500
Issuance of common stock for cashless warrant exercise	$--	$23

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2015

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

Unaudited Interim Statements - The accompanying unaudited interim consolidated financial statements as of July 31, 2015, and for the nine months ended July 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of July 31, 2015 and the consolidated results of operations for the three and nine months ended July 31, 2015 and 2014 and cash flows for the nine months ended July 31, 2015 and 2014.  The consolidated results of operations for the nine months ended July 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

JULY 31, 2015

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

Inventory - Inventory consists of finished goods and is stated at the lower of cost or market determined by the first-in, first-out method.

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

JULY 31, 2015

(2)  Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk - Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.

We maintain our cash and cash equivalents in accounts with major financial institutions in the form of demand deposits.  Deposits in these banks may exceed the amounts of insurance provided on such deposits.  At July 31, 2015, we had approximately $512,000 and $225,000, respectively, in cash in two financial institutions in excess of the $250,000 FDIC insured limit. At October 31, 2014, we had approximately $350,000 and $250,000, respectively, in cash in two financial institutions in excess of the $250,000 FDIC insured limit.

Concentrations of credit risk with respect to trade accounts receivable are limited.  We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts.  As of July 31, 2015 and October 31, 2014, based on this assessment, management has not established an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure is limited.

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

Technology Development - We capitalize costs to develop technology for sale once technological feasibility is established. Costs incurred to establish technological feasibility are charged to expense when incurred. Capitalization of technology costs cease when the related products are available for sale and at this time the capitalized costs are amortized on a straight-line method over the remaining estimated economic life of the product.

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after July 31, 2015 through the date of the issuance of the accompanying consolidated financial statements.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2015

(3)  New Authoritative Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The amendments in ASU No. 2014-09 will be applied using one of two retrospective methods. The effective date will be the first quarter of our fiscal year ended October 31, 2018. We have not determined the potential effects on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015 -14, “Revenue from Contracts with Customers” (Topic 606) which deferred the effective date of ASU No. 2014-09.  The effective date of the provisions in ASU No. 2014-09 will now be the first quarter of our fiscal year ended October 31, 2019.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

(4)  Property and Equipment

Property and equipment consists of the following:

	July 31,	October 31,	Estimated
	2015	2014	Useful Lives
	[Unaudited]

Land	$15,531	$15,531	--
Building and Improvements	176,071	176,071	7-40 years
Computer Equipment	52,304	55,304	5 years
Office Furniture and Equipment	34,429	34,429	5-7 years
Software	39,099	37,593	3 years
Total	317,434	318,928
Less: Accumulated Depreciation
and Amortization	(104,076)	(95,476)
	$213,358	$223,452

(5)  Intangible Assets

The intangible assets consist of the following:

	July 31,	October 31,
	2015	2014
	[Unaudited]

Domain Names	$114,735	$114,735
Technology Development	140,000	--
	$254,735	$114,735

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2015

(6)  Mortgage Payable

In February 2014, we purchased a new office facility and incurred a mortgage in the amount of $127,500 payable to the seller of the property.  The balance is payable over 7 years in monthly payments of $1,802 which include interest at 5% per annum.  The outstanding mortgage balance at July 31, 2015 and October 31, 2014 is $106,524 and $118,491, respectively.

Future maturities of long-term debt as of July 31, 2015 are as follows:

Twelve Months Ended
July 31, (Unaudited)

2016	$16,683
2017	17,531
2018	18,428
2019	19,371
2020	20,362
Thereafter	14,149

$106,524

(7)  Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At July 31, 2015 and October 31, 2014, there are 27,243,414 common shares issued and outstanding.  There are no shares of preferred stock issued and outstanding.

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

On February 11, 2015, we elected a new director to the Board of Directors.  Pursuant to the election, the director was granted a five year non-qualified option to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $0.48 per share.  The option vests as follows:  83,333 shares immediately; 83,333 shares on February 11, 2016; 83,334 shares on February 11, 2017.  As defined in the agreement, the option has cashless exercise provisions and may terminate in earlier than 5 years. The fair value of the option, $105,298, was calculated using the Black-Scholes pricing model with the following assumptions: Dividend yield - 0%; Risk-free interest rate - 1.53%; Expected life - 5 years; expected volatility - 123.54%. Stock-based compensation expense of $13,163 and $59,230 was recorded in the three and nine months ended July 31, 2015, respectively.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2015

(7)  Stockholders’ Equity (Continued)

The following table summarizes the options transactions:

	For the Nine Months Ended July 31, 2015 (Unaudited)
	Shares	Weighted - Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	--	$--
Granted/Sold	250,000	0.48
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at July 31, 2015	250,000	$0.48	4.54 Years	$--

Exercisable at July 31, 2015	83,333	$0.48	4.54 Years	$--

The weighted-average grant-date fair value of options granted during the nine months ended July 31, 2015 was $0.42.  No options were exercised during the period.

Summary of non-vested options as of and for the nine months ended July 31, 2015 is as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Options	Shares	Fair Value

Non-vested at beginning of period	--	$--
Granted	250,000	$0.42
Vested	(83,333)	$0.42
Forfeited	--	$--

Non-vested at July 31, 2015 (Unaudited)	166,667	$0.42

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2015

(7)  Stockholders’ Equity (Continued)

The following table summarizes the warrants activity:

	For the Nine Months Ended July 31, 2015 (Unaudited)		For the Year Ended October 31, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	--	--	300,000	$0.09
Granted/Sold	--	--	--	--
Expired/Cancelled	--	--	--	--
Forfeited	--	--	(67,500)	$0.09
Exercised	--	--	(232,500)	$0.09
Outstanding at end of period	--	--	--	--

(8)  Income Taxes

Components of the provision (benefit) from income taxes are as follows:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current
United States	$--	$65,805	$--	$114,550
Foreign	--	--	--	--
Total Current	--	65,805	--	114,550

Deferred
United States	(47,542)	(65,805)	(57,025)	(114,550)
Foreign	(10,093)	--	(79,631)	--
Total Deferred	(57,635)	(65,805)	(136,656)	(114,550)

Total	$(57,635)	$--	$(136,656)	$--

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2015

(8)  Income Taxes (Continued)

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Nine Months Ended
	July 31,
	2015	2014
	(Unaudited)	(Unaudited)
United States Statutory Corporate
Income Tax Rate	(34.00)%	34.00%
State Income Tax Rate Net of Federal	(3.63)%	3.63%
Foreign Income Tax Effect	8.59%	--%
Change in Valuation Allowance on
Deferred Tax Assets	--%	(37.63)%

Income Tax Provision (Benefit)	(29.04)%	--%

Pre-tax income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States	$(139,502)	$181,553	$(205,174)	$353,766
Foreign	(33,644)	--	(265,393)	--

Total	$(173,146)	$181,553	$(470,567)	$353,766

The components of deferred tax assets (liabilities) at July 31, 2015 and October 31, 2014 are as follows:

	July 31,	October 31,
	2015	2014
	(Unaudited)
Deferred Tax Assets - Current
Net Operating Losses	$100,181	$175,356
Accrued Vacation Pay	21,496	10,865
	121,677	186,221
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	$917,566	$715,403
Property and Equipment	(5,094)	(4,131)
	912,472	711,272

Net Deferred Tax Asset	$1,034,149	$897,493

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2015

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

Overall the valuation allowance decreased by approximately $-0- and $680,000 in the nine months ended July 31, 2015 and the year ended October 31, 2014, respectively.

(9)  Commitments and Contingencies

Leases

B-Scada Spain subleases office space in Spain from an entity related to the two principal employees in Spain. The lease is for a term of five years commencing November 1, 2014 with annual renewal options thereafter. Base rent is $1,200 (Euro 1,050) per month for the first fourteen months after which it increases to $1,440 (Euro 1,260) per month for the remainder of the term. There is an annual escalation based on the Spanish National General Index of Consumer Prices and we are responsible for the related costs, such as, taxes, utilities and maintenance. Rent expense amounted to $10,798 (Euro 9,450) for the nine months ended July 31, 2015. Future lease commitments through the twelve months ended July 31 are as follows: 2016-$16,076; 2017-$17,276; 2018-$17,276; 2019-$17,276; 2020-$4,319.

We leased office space in Crystal River, Florida, on a month to month basis through April 30, 2014 when we relocated to the new office facility we purchased. The lease terms were a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement. Rental expense, including allocated utilities, for the nine months ended July 31, 2014 amounted to approximately $18,000.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JULY 31, 2015

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

We also entered into employment agreements with the two individuals effective November 1, 2014. The agreements provide for annual salaries of Euro 42,615 (approximately US $49,000) and Euro 30,000 (approximately US $34,000), respectively, and commissions as defined in our sales commission policy, among other customary terms, such as, vacation pay and qualified expense reimbursements. The agreements are on an ongoing basis unless terminated by either us or the employee, as defined in the agreements. The agreements also provide that if the employee is terminated due to redundancy (layoff), in addition to being paid any unused vacation pay, the employee, if employed for at least one full year, will receive redundancy pay equal to 45 days for each year of employment, not to exceed 42 months of equivalent salary. Both the unused vacation pay and redundancy pay are payable at the employee’s then applicable base salary.

(10)  Subsequent Events

On August 18, 2015, B-Scada filed with the Florida Dept. of State the necessary forms for the Articles of Incorporation for the formation of Monitor Sensing Technologies Inc. (MST) a wholly-owned subsidiary of B-Scada. This subsidiary will provide our sensor technology arm which focuses on providing low cost sensors for the residential and light commercial market. Our Status Enterprise and IoT Platform will be enhanced to include connectivity to MST sensors and basic maintenance management capabilities. This new functionality - along with our existing monitoring, notification and workflow - will result in a true predictive maintenance solution for SCADA and IoT.

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

Executive Summary

B-Scada, Inc. is a leading developer of software solutions for the acquisition, logging, visualization and analysis of real time data from a variety of industrial and commercial sources. B-Scada's IoT (Internet of Things), SCADA (Supervisory Control and Data Acquisition) and HMI (Human Machine Interface) systems enable real-time monitoring, management, and optimization of business and production processes over networks both local and remote - connecting devices, databases, documents and more to the people who use them in real time.

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

Our in-house expertise and experience has provided us the opportunity to partner with companies from various vertical markets, and assist them in developing custom solutions that meet their specific needs. Our goal is to help our clients utilize their real-time production and operational data for making informed decisions.

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

Product Description

Our Status product line falls into the category of SCADA (Supervisory Control and Data Acquisition) or HMI (Human Machine Interface) software. In additional our technology is hosted providing an Internet of Things (IoT) platform for monitoring of industrial and commercial data.

The Status family of products are a powerful data visualization software package that allows the user to create highly graphical screens and connect the controls on the screens to real-time data. The screens can then be published and viewed by anyone within the company or from the web. The system includes alarming, reporting, workflow, data modelling and calculation services. Users can use a Windows client or any HTML5 enabled device to access the system.

Status has built-in connectivity to real-time OPC (Open Process Control) data (including OPCUA (Unified Architecture)) and can very easily be extended to bind to other types of data. OPC data is primarily used in the manufacturing and process control industries. The market appeal for Status is its ability to connect to a variety of data from hundreds of data sources and display that data in real time.

‘Status Machine Edition’ was released in January 2009 as an industrial control and monitoring application for heavy industry and manufacturing. 'Status Enterprise' is a supervisory level version of Machine Edition which was released in January 2014.

While Status Enterprise has been deployed internally behind the firewall of corporate networks, it can also be installed on hosted servers on the web. This allows users to bring data into the system from many different devices located anywhere. The HTML 5 support allows the data to be visualized on almost any device. As such, Status Enterprise is a true IoT (Internet of Things) platform. Starting in February of 2015, B-Scada has begun to present Status Enterprise as an IoT platform known as VoT (Virtualization of Things). The intent of this platform is to open additional markets to B-Scada products, markets that may not be realized if our systems were marketed as SCADA only.

Through the various Internet of Things trade shows attended by B-Scada during the year a number of observations have become apparent. IoT customers are looking for complete solutions. This includes the monitoring software, hardware and consulting services for a turnkey system. In order to address this B-Scada has started the process of providing its own sensors to the IoT market.

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

B-Scada technology is used to monitor one of the largest subway systems in the world in Seoul, South Korea. The system monitors building automation performance electricity distribution, mining, manufacturing, aquaculture, and petrochemical and is also used for line of business applications.

B-Scada Systems are used in the United States and around the world in numerous countries including Germany, Sweden, Taiwan, Kuwait, Malaysia, Chile, Canada, United Kingdom, Italy, Turkey, South Africa, Russia and France.

Consulting

In addition to sales of the Status products, we generate revenue by providing consulting services to companies that wish to extend and customize our technology. We provide .Net development and graphic design services. We also offer training on our systems.

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

Growth Strategy

B-Scada software can collect vital information of what is happening with the system it is monitoring. This data can be very valuable for such activities as scheduling, predictive maintenance and manufacturing execution as well as providing for real-time business process management data to executive-level personnel. Our growth strategy is to grow our software offerings beyond SCADA and provide a more complete and valuable offering to our customers. These additional software products may be developed in house as the company grows, or added through a business acquisition. Additional capital may be needed to finance such an acquisition, either through debt or equity public or private offerings. There is no assurance that, if needed, we will be able to raise capital in an amount necessary to finance such acquisition or on acceptable terms.

One new area B-Scada is looking at is IoT (Internet of Things). The software products we offer fit very well with this new growth industry. In 2015 we have started new marketing and product initiatives in this space using our existing technology. From various trade shows we have attended, it has become obvious that many potential IoT customers are looking for turnkey solutions and do not want to develop them themselves. In line with meeting these needs, we plan on offering additional products alongside our software, including sensors, and will be expanding our efforts to partner with other companies in the IoT space to help deliver more complete solutions to the market.

On May 1, 2015, B-Scada signed an agreement with an electronic manufacturing firm for the development of B-Scada sensors. As mentioned, it has become apparent that customers are looking for a complete IoT solution instead of trying to piece together a solution from various vendors. While some sensor companies have software for viewing their sensor data, the software is very limited in its abilities and can only be used with data from that one company. B-Scada software will be able to work with B-Scada sensors as well as sensors and hardware from hundreds of other companies, allowing for the development of a sophisticated system aggregating data from many different hardware sources into custom solutions for commercial and industrial customers.

Our marketing activities has been stepped up in 2015 and activity for the company has been brisk. With our current staffing levels we are finding it difficult to adequately support the number of pilot projects and evaluations we have for Status Enterprise. In addition, B-Scada currently has companies that are evaluating Status Enterprise as a data visualization solution to be marketed and sold with their existing hardware and/or software products. There is some integration work required before these systems will be available on the market, but the opportunities look promising. In order to address all these concerns, we may need additional financing to adequately support this growth. Failing to do so may result in lost opportunity.

Revenue Strategy

We sell our SCADA software products to system integrators and commercial customers for visually monitoring and archiving their industrial data. Often, we are asked to provide technical expertise in the form of software development, graphics design and consulting services along with the software we provide our customers. We currently sell our SCADA products directly over the Internet from our website and through resellers to end users and system integrators.

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

Technology Development - We capitalize costs to develop technology for sale once technological feasibility is established. Costs incurred to establish technological feasibility are charged to expense when incurred. Capitalization of technology costs cease when the related products are available for sale and at this time the capitalized costs are amortized on a straight-line method over the remaining estimated economic life of the product.

Results of Operations

Comparison of the Three Months Ended July 31, 2015 and 2014

The following tables set forth, for the periods indicated, certain items from the consolidated statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

	For the three months ended July 31,
	2015		2014
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues
Technology licensing and support	$375,335	81%	$497,632	87%
Commercial software	88,162	19%	76,683	13%
Total revenues	$463,497	100%	$574,315	100%

Operating expenses:
Technology licensing and support	$100,352	22%	$53,742	9%
Commercial software	$132,491	29%	$52,667	9%
Sales and marketing	$189,308	41%	$81,879	14%
Research and development	$18,945	4%	$6,853	1%
General and administrative	$190,463	41%	$192,764	34%

Interest expense	$1,371	--%	$1,562	--%
Benefit from income taxes	$(57,635)	(12)%	$--	--%

Net income (loss)	$(115,511)	(25)%	$181,553	32%

Basic earnings (loss) per common share	$--		$0.01

Diluted earnings (loss) per common share	$--		$0.01

Revenues

Our revenues for the three months ended July 31, 2015 amounted to $463,497 compared to fiscal 2014 revenues of $574,315, a decrease of $110,818 (19%). The sharp declines in our consulting revenues were offset in part by increases in revenue from our Spanish operations and our Technology Licensing.

The company has been transitioning its software focus from Status Machine Edition to Status Enterprise and our IoT Platform. These efforts have begun to be successful.

In fiscal 2015, we had an increase in technology licensing revenues of $17,560 and hardware sales of $89,033 which were offset by a decrease in development and support revenues of $228,891 (a result of declines in demand from the Petro Chemical Industry). Commercial software revenues increased $11,479.  The majority of the software revenues coming into the company are now from our Status Enterprise product and IoT Platform.

Operating Expenses

Technology licensing and support costs and commercial software costs consist primarily of payroll and related expenses. Technology licensing and support payroll costs amounted to $11,100 ($6,920 Spain) in the three months ended July 31, 2015 compared to $53,742 in the three months ended July 31, 2014 a decrease of $42,642 (79%). Additionally, in fiscal 2015 we had costs for hardware of $89,252 for Spain. Commercial software costs amounted to $132,491 in the three months ended July 31, 2015 compared to $52,667 in the three months ended July 31, 2014 an increase of $79,824 (152%). These increased costs result from our adding new personnel to service our new business. It is also due to us moving more of our operations to the cloud, including moving to a new accounting system, email and document storage, and sensor hardware.

As a percentage of technology licensing and support revenues the related costs increased to 27% in fiscal 2015 as compared to 11% of such revenues in fiscal 2014. This increase is a result of Spain’s hardware sales which have low margins. Commercial software costs were 150% of commercial software revenues in fiscal 2015 compared to 69% in fiscal 2014. This was a result of our decrease in such revenues in fiscal 2015. Overall these costs represented 50% of revenues this period compared to 19% of fiscal 2014 revenues.

Sales and marketing costs have increased to $189,308 in the three months ended July 31, 2015 from $81,879 in the three months ended July 31, 2014, an increase of $107,429 (131%). Payroll and related costs increased to $100,005 ($11,176 Spain) from $36,160 and advertising, marketing and trade shows increased to $67,605 from $27,446. This was due to new marketing initiatives that were identified when we received proceeds from the investment into the company in the summer of 2014. We have increased our marketing activities and costs in 2015 since we believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Research and development costs increased to $18,945 in the three months ended July 31, 2015 from $6,853 in the three months ended July 31, 2014, an increase of $12,092 (176%). Research and development, payroll and related costs will continue to increase as we continuously work on new features for our products.

General and administrative costs decreased to $190,463 in the three months ended July 31, 2015 from $192,764 in the three months ended July 31, 2014, a decrease of $2,301 (1%).  Increases related to Spain, including payroll and related costs of $20,859, and stock-based compensation of $13,163 were offset by declines in US payroll and related costs of $31,132.  The decline is US payroll and related costs was primarily due to shift of labor to sales and marketing efforts.

Interest and Debt Costs

Interest expense, which relates to the mortgage on our office building, decreased to $1,371 in the three months ended July 31, 2015 from $1,562 in the three months ended July 31, 2014, a decrease of $191 (12%).

Income Tax Benefit

Prior to the year ended October 31, 2013 the deferred tax asset arising from pre-tax losses had been fully reserved as we were not able to determine that it was more likely than not that we would be able to realize the tax benefits in the future. Based on our evaluation of the positive and negative evidence at October 31, 2014 and 2013, management determined that the Company would utilize its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize its deferred tax assets. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $490,749 and $406,744 as of October 31, 2014 and 2013, respectively. In the three months ended July 31, 2015, we recorded a deferred income tax benefit of $57,635 of which $47,542 related to US operations and $10,093 related to Spanish operations.

Net Income (Loss)

Net loss in the three months ended July 31, 2015 totaled $115,511 ($23,551 Spain) compared to net income of $181,553 in the three months ended July 31, 2014, a decrease of $297,064 as discussed above.

Results of Operations

Comparison of the Nine Months Ended July 31, 2015 and 2014

The following tables set forth, for the periods indicated, certain items from the consolidated statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

	For the nine months ended July 31,
	2015		2014
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues
Technology licensing and support	$1,261,919	86%	$1,194,634	84%
Commercial software	201,772	14%	223,227	16%
Total revenues	$1,463,691	100%	$1,417,861	100%

Operating expenses:
Technology licensing and support	$254,298	17%	$134,435	9%
Commercial software	$329,271	22%	$150,189	11%
Sales and marketing	$470,660	32%	$254,054	18%
Research and development	$69,548	5%	$87,450	6%
General and administrative	$795,011	54%	$438,751	31%

Interest expense	$4,335	--%	$2,335	--%
Benefit from income taxes	$(136,656)	(9)%	$--

Net income (loss)	$(333,911)	(23)%	$353,766	25%

Basic earnings per (loss) common share	$(0.01)		$0.01

Diluted earnings per (loss) common share	$(0.01)		$0.01

Revenues

Despite the impact of the price of oil, which caused a considerable decline in our consulting services income, our revenues for the nine months ended July 31, 2015 amounted to $1,463,691 compared to fiscal 2014 revenues of $1,417,861, an increase of $45,830 (3%). In fiscal 2015, we had an increase in technology licensing revenues of $56,843 and hardware sales of $151,366 which were offset by a decrease in development and support revenues $140,923. Commercial software revenues decreased by $21,455.

We have completed the process of transitioning to Status Enterprise to be our primary product focus. Status Enterprise was fully launched in the spring of 2014. Revenue from this product started to materialize towards the end of 2014, but has not picked up steam as anticipated. We have many pilot projects in place and growing interest in the system, the number of licenses purchased on each sale has been small. This is due to customers being cautious as this is a new platform. Many of the initial customers have indicated additional licenses will be required as their projects transition from pilot to production, so we expect an increase in the license sales in future quarters. Interest in the system, both from SCADA and IoT prospects, has been increasing due to our surge in marketing and tradeshow activities. We also have a sensor manufacture who is now piloting the sale of hardware and software bundles to its customers, including Status Enterprise as the visualization solution. While there is no assurance regarding the significance of future sales growth, we are confident that the system will be successful.

Our IoT Platform launched this spring has produced some initial customer wins including an enterprise IT management solution for one of Taiwan's leading telecommunications companies, commercial office space monitoring in Africa, and solar panels in Singapore. Status Enterprise has also had customer wins including a deployment in South America for one of the world's largest copper producers. United States deployments include monitoring irrigation systems at a public University campus and multiple deployments for commercial boilers and aqua culture. B-Scada has also established relationships with a leading hardware provider who will start bundling our software with their hardware in Q4 2015.

Our plans for 2014-2015 included establishing our IoT Platform, increasing our European presence with the opening of our subsidiary in Spain, and expanding the languages the company operates in from English only to English, Spanish and Portuguese. The opening of our Spanish branch has been a success.

In fiscal 2015 and 2014, custom development services from current technology licensing customers accounted for most of the increase in technology licensing and support revenues. Demand for these services has dropped off as one of the customers is a petrochemical company and is reducing expenditures. We continue to implement our strategic goals to generate increased revenues from the sales of our products and services. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products. We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications. New product and services revenue from our IoT initiatives will begin to influence our revenue towards the end of 2015. Revenue from our offices in Spain will be minimal for 2015 as it is the first year of operations, but are still expected to contribute to our overall revenue for the year. In the nine months ended July 31, 2015, Spain generated $151,366 in technology licensing and support revenues and $28,814 in commercial software revenues.

Operating Expenses

Technology licensing and support costs and commercial software costs consist primarily of payroll and related expenses. Technology licensing and support payroll costs amounted to $104,171 ($26,461 Spain) in the nine months ended July 31, 2015 compared to $134,435 in the nine months ended July 31, 2014 a decrease of $30,264 (22%). Additionally, in fiscal 2015 we had costs for hardware of $150,127 ($14,265 Spain). Commercial software costs amounted to $329,271 in the nine months ended July 31, 2015 compared to $150,189 in the nine months ended July 31, 2014 an increase of $179,082 (119%).

As a percentage of technology licensing and support revenues the related costs increased to 20% in fiscal 2015 as compared to 11% of such revenues in fiscal 2014. This increase is a result of Spain’s hardware sales which have low margins. Commercial software costs were 163% of commercial software revenues in fiscal 2015 compared to 67% in fiscal 2014. This was a result in the increase in payroll and related costs. Overall these costs represented 40% of fiscal 2015 revenues compared to 20% of fiscal 2014 revenues.

Sales and marketing costs have increased to $470,660 in the nine months ended July 31, 2015 from $254,054 in the nine months ended July 31, 2014, an increase of $216,606 (85%). Payroll and related costs increased to $252,971 ($34,541 Spain) from $144,467 and advertising, marketing and trade shows increased to $168,870 from $74,232. As operations continue to improve we have increased our advertising budget since we believe it is necessary to market our products and services in order to accomplish our plan for revenue growth.

Research and development costs decreased to $69,548 in the nine months ended July 31, 2015 from $87,450 in the nine months ended July 31, 2014, a decrease of $17,902 (20%). While we continue our research and development, payroll and related costs decreased from fiscal 2014 because during that period we were working on the release of our new product, Status Enterprise, and new features.

General and administrative costs increased to $795,011 in the nine months ended July 31, 2015 from $428,751 in the nine months ended July 31, 2014, an increase of $366,260 (85%). The increase was primarily related to increases in payroll and related costs, which increased to $342,593 ($63,042 Spain) from $230,454, a result of increased administrative duties as our business continues to grow, a one-time charge related to the establishment of our office in Spain of $137,000 and stock-based compensation expense of $59,230.

Interest and Debt Costs

Interest expense, which relates to the mortgage on our office building, increased to $4,335 in the nine months ended July 31, 2015 from $2,355 in the nine months ended July 31, 2014, an increase of $1,980 (84%).

Income Tax Benefit

Prior to the year ended October 31, 2013 the deferred tax asset arising from pre-tax losses had been fully reserved as we were not able to determine that it was more likely than not that we would be able to realize the tax benefits in the future. Based on our evaluation of the positive and negative evidence at October 31, 2014 and 2013, management determined that the Company would utilize its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize its deferred tax assets. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $490,749 and $406,744 as of October 31, 2014 and 2013, respectively. In the nine months ended July 31, 2015, we recorded a deferred income tax benefit of $136,656 of which $57,025 related to US operations and $79,631 related to Spanish operations.

Net Income (Loss)

Net loss in the nine months ended July 31, 2015 totaled $333,911 ($185,762 Spain) compared to net income of $353,766 in the nine months ended July 31, 2014, a decrease of $687,677 as discussed above.

Liquidity and Capital Resources

We currently fund our operations through sales of our products and services and when necessary through sales of equity and debt securities.

At July 31, 2015, we had cash and cash equivalents of $1,258,773 compared to $1,144,915 at October 31, 2014. The increase of $113,858 is primarily attributable to cash generated from operations.

Cash Flows

Net cash provided by operating activities amounted to $259,231 and $591,990 in the nine months ended July 31, 2015 and 2014, respectively. Net cash from operations decreased $332,759 as our increased operating costs, including the cost of opening our Spanish office, exceeded the increase in our revenues while we implemented our overall strategic business plan.

In fiscal 2015 and 2014, cash was used for investing activities for the acquisition of property and equipment in the amount of $2,868 and $90,855, respectively. Additionally, in fiscal 2015 we paid $110,000 for capitalized technology development.

In fiscal 2015 financing activities, we used $11,967 and $5,115, respectively in cash for principal payments on the mortgage incurred from the purchase of our new office facility.

We believe that our cash on hand at July 31, 2015 and our revenue commitments will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future.

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

Contractual Obligations

Not Applicable

Off-Balance Sheet Arrangements

As of July 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The amendments in ASU No. 2014-09 will be applied using one of two retrospective methods. The effective date will be the first quarter of our fiscal year ended October 31, 2018. We have not determined the potential effects on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015 -14, “Revenue from Contracts with Customers” (Topic 606) which deferred the effective date of ASU No. 2014-09.  The effective date of the provisions in ASU No. 2014-09 will now be the first quarter of our fiscal year ended October 31, 2019.

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

Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2015.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of July 31, 2015.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of July 31, 2015.  Management’s assessment identified the following material weaknesses:

•

As of July 31, 2015, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of July 31, 2015, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of July 31, 2015, there were no independent directors and no independent audit committee.

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

B-SCADA, INC.

Dated: September 14, 2015	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer