Form 10-K
period 2015-10-31
B-Scada, Inc.
filed 2016-01-28
CIK 1341878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-K

____________

Mark One

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed based upon prices at which it was last sold, as of the last business day of the registrant’s second fiscal quarter, April 30, 2015, was approximately $5,169,030. (For the purpose of this report it has been assumed that each director of the registrant, as well as all stockholders holding 5% or more of the registrant's stock, are affiliates of the registrant.)

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of January 22, 2016 was 30,593,414.

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

Part I

Item 1. Business

B-Scada, Inc. (“we,’’ “B-Scada,” “us,” “our”) is in the business of developing software and hardware products for the visualization and monitoring of data in residential and commercial settings and in heavy industries. Since 2003, B-Scada's focus on user interface design solutions for Windows and web applications has given us a unique perspective and insight into the data visualization market.  Our software solutions are reducing resource consumption, increasing productivity, and improving safety all over the world in industries like manufacturing, building automation, water treatment, energy management, and other fields of business relying on real-time data visualization and analytics to manage their processes. With a background in heavy industrial software technology, B-Scada has pushed beyond the traditional boundaries of SCADA (Supervisory Control and Data Acquisition) to bring our technology to light industrial, commercial and residential customers as well.

From machine-level HMI software to enterprise-level SCADA software, B-Scada leverages the latest technology and industry standards to provide powerful, stable and modern solutions to its customers. B-Scada also has IoT (Internet of Things) cloud-based and on premise solutions, that allow users to create powerful customized applications for Smart Cities (monitoring of various city attributes; i.e., traffic, pollution, energy usage) and remote monitoring. B-Scada’s team of developers and designers have provided world-class service and consultation to customers in a wide range of vertical markets.

B-Scada licenses portions of its technology for use in the products of smaller software firms and Fortune 500 companies. B-Scada also markets and sells a line of wireless sensors used for monitoring various information like temperature, pressure, voltage and water detection. The sensors are used in a variety of light commercial applications with the data and analytics being managed with our IoT Platform. Our products are marketed and sold globally and offered through a sales channel of system integrators and resellers.

History

We were originally formed under the name Firefly Learning, Inc. on May 31, 2001. In October, 2005, pursuant to an exchange agreement, we acquired all of the issued and outstanding shares of capital stock of Mobiform, Ltd., a Canadian corporation (“Mobiform Canada”), in exchange for shares of our Common Stock and changed our name to Mobiform Software, Inc.  After the acquisition, Mobiform Canada became our wholly-owned subsidiary.  Effective September 14, 2010, Mobiform Canada was dissolved.  On October 19, 2012, we changed our name to B-Scada, Inc. On October 15, 2014, we formed a wholly-owned subsidiary in Spain, B-Scada Soluciones Industriales SL (“B-Scada Spain”), to provide improved sales, service and support to Europe, Latin America, the Middle East and Africa. On August 20, 2015, we incorporated Monitor Sensing Technologies Inc. (“MST”), a wholly-owned Florida subsidiary. This subsidiary provides low cost sensors for the residential and light commercial market.

Our technology team is comprised of seasoned veterans of software design and development who have extensive experience in designing, building and delivering world-class software solutions for numerous vertical markets.

Product Description

We develop and sell software designed for use by system integrators, industrial engineers, graphic designers and computer programmers. Our primary line of HMI software and SCADA products is a set of programs that allows users to generate “user interfaces.”  User interfaces include internet web sites and computer applications of all kinds, including computer models of simple and complex systems (for example, a functioning power plant, an HVAC unit, solar panels, boilers or a waste water treatment plant). Given the great and increasing pervasiveness of user interfaces in the world economy, the demand for products that allow for the simple and flexible creation of user interfaces is enormous. Our system also archives the data that it collects, allowing users to generate reports for compliance or analysis. The system contains analytics capabilities with many types of charts and both real time and historical trends. Alarming notifications send important messages as values change, and workflow can even be used to automate equipment function.

We have also developed our own line of lightweight commercial sensors sold by MST, our wholly owned subsidiary.

Our products are utilized by many vertical markets including building automation, energy management, smart grid, petro-chemical, mining, agriculture, transportation, aquaculture and manufacturing. The system is also very suitable for Smart City applications.

Revenue Streams

B-Scada’s revenue has traditionally been generated from two sources: (i) retail sales of our HMI and SCADA software products and (ii) licensing of our technology to other companies.  Development, design, consulting services and support are part of all product sales. In 2016 we will begin to more aggressively promote our IoT Platform and lightweight commercial sensors and monitoring solutions.

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

Technology Licensing

Development of SCADA systems typically requires millions of dollars in development capital over several years. Larger firms cannot develop their own systems with the efficiency of smaller companies; a larger firm trying to develop such a system in house could easily spend $15 million or more. As such, we believe that there is incredible value in the intellectual property that B-Scada currently holds.

Some companies identifying the value of this technology have approached us to use portions of our technology in their software products. As a result, in addition to selling our own software products, we also license the technology we have developed to other software companies. Long-term licenses to multinational software companies are a major part of our business.  The lead time for our engineers to work with theirs in developing successful integration of our software with their future products is fairly long - from nine months to two years - but the result is a multiyear high revenue license providing substantial income for us for years to come.  We have several such agreements in place with Fortune 500 companies and also agreements with smaller firms.

The relationships established through licensing are very strategic and may lead to acquisitions to prevent competitive companies from having the same strategic benefits.

IoT Platform and Lightweight Commercial Sensors

B-Scada has developed its own line of lightweight commercial sensors sold by our subsidiary, MST. These devices have been integrated into B-Scada IoT and SCADA software solutions. The intent is that B-Scada software hosted in the cloud will be used as the IoT Platform for consuming the sensor data. The initial wireless sensors offered to the market include temperature, humidity and water detection. A relay for turning equipment on and off remotely is also included as well as milliamp and voltage detectors.

Customers are billed on a monthly basis in a SaaS model (Software as a Service) for the monitoring services, similar to how one is billed for home security with companies like ADT. A Microsoft Azure based version of Status Enterprise has been in development for several months and is now up and running at a Beta level. This system will be branded and used for the Monitor Sensing data coming in from customers using the sensors and gateways. B-Scada will use online advertising for pulling in web traffic to the website. The website will have product information, case studies and the ability to order online which will be integrated with an online store from eBay. Web ads will be placed with Google, Bing and LinkedIn. Ads will navigate back to the main sensor web site. Mass e-mails will be done to our e-mail contacts, but over time this is becoming less and less effective. We will be mailing traditional flyers to companies and these companies could white label our solution and brand it as their own. Companies who could use this technology include plumbing and building contractors and commercial farming applications. Companies that install data centers and marinas could also leverage this technology. The IoT Platform will continue to be promoted to those looking for monitoring and analytics solutions for remote sources of data coming from other sources of data. We will also more actively pursue Smart Cities as a viable vertical for our platform.

Development Services and Support

B-Scada has been recognized as a leading edge software development firm. We are often asked to provide software development services, graphics design and consulting as part of the technology licensing agreements we sign with our customers.

By providing a limited amount of consulting services, B-Scada is able to identify potential software products and components that are needed by industry and produce those products for market. These components will feed our technology base and the relationships developed from the consulting will provide potential sales channels and additional licensing and original equipment manufacturer (“OEM”) agreements to us.

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

Limited Customer Base

We have numerous customers using our products.  While all customers are important to our success, a few significant customers comprise the majority of our revenue.   In fiscal 2015 four customers generated 21%, 19%, 15%, and 11% of our revenues and in fiscal 2014 three customers generated 41%, 17%, and 11% of our revenues. The loss of any of these customers could have a material effect on our business, financial condition and results of operations. While we endeavor to retain the customers we have and seek to broaden our customer base, there is no assurance that we will succeed in doing so.

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

Employees

We have fifteen full-time employees, which includes six programmer product developers, one graphic designer, two sales and marketing representatives, four quality assurance representatives, one Chief Financial Officer and one Chief Executive Officer.

Item 1A. Risk Factors

The information to be reported under this item is not required of smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Description of Properties

Our U.S. executive offices and research and development facilities are located in Crystal River, Florida. We purchased a new office facility and incurred a mortgage in the amount of $127,500 for a 4,000 square foot office and research facility.

Our office in Spain is located in Cartagena, Murcia. We sublease the office from an entity related to the two principal employees in Spain. The sublease is for an initial five-year period ending October 31, 2019 with the option for annual renewals thereafter. Base rent is $1,190 (€1,050) per month for the first fourteen months and increases to $1,430 (€1,260) per month for the remainder of the term. There is an annual escalation based on the Spanish National General Index of Consumer Prices and we are responsible for the related costs, such as, taxes, utilities and maintenance.

Item 3. Legal Proceedings

The Company is not a party to, and its property is not the subject of, any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Currently our Common Stock is quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol SCDA. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2014
First quarter ended January 31, 2014	$.40	$.35
Second quarter ended April 30, 2014	$.39	$.39
Third quarter ended July 31, 2014	$.47	$.47
Fourth quarter ended October 31, 2014	$.435	$.435

2015
First quarter ended January 31, 2015	$.475	$.475
Second quarter ended April 30, 2015	$.34	$.34
Third quarter ended July 31, 2015	$.30	$.30
Fourth quarter ended October 31, 2015	$.25	$.22

As of October 31, 2015, Olde Monmouth Stock Transfer confirmed there were 131 holders of record owners of our common stock.

Dividends and Dividend Policy

We have never paid dividends on our Common Stock and our present policy is to retain anticipated future earnings for use in our business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

There were no issuances of our common stock in the 4th quarter of fiscal 2015.

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

Executive Summary

B-Scada, Inc. (“we,’’ “B-Scada,” “us,” “our”) is in the business of developing software and hardware products for the visualization and monitoring of data in residential, commercial and heavy industries. Since 2003, B-Scada's focus on user interface design solutions for Windows and web applications has given us a unique perspective and insight into the data visualization market.  Our software solutions are reducing resource consumption, increasing productivity and improving safety all over the world in industries like manufacturing, building automation, water treatment, energy management, and other fields of business relying on real-time data visualization and analytics to manage their processes. With a background in heavy industrial software technology, B-Scada has pushed beyond the traditional boundaries of SCADA (Supervisory Control and Data Acquisition) to bring our technology to light industrial, commercial and residential customers as well.

From machine-level HMI software to enterprise-level SCADA software, B-Scada leverages the latest technology and industry standards to provide powerful, stable, and modern solutions to its customers. B-Scada also has IoT (Internet of Things) cloud-based and on premise solutions, that allow users to create powerful customized applications for Smart Cities and remote monitoring. B-Scada’s team of developers and designers have provided world-class service and consultation to customers in a wide range of vertical markets.

From machine-level HMI software to enterprise-level SCADA software, B-Scada leverages the latest technology and industry standards to provide powerful, stable, and modern solutions to its customers. B-Scada also has IoT (Internet of Things) cloud-based and on premise solutions, that allow users to create powerful customized applications for Smart Cities and remote monitoring. B-Scada’s team of developers and designers have provided world-class service and consultation to customers in a wide range of vertical markets.

Overall Strategic Goals

Our goal is to become a leading supplier of data visualization and analytics to industry. Using some of the best talent in the industry, we build our monitoring systems in house and sell them into various vertical markets worldwide including building automation, petro chemical, transportation, electricity distribution and EPA emissions monitoring. Smaller firms and Fortune 500 companies have recognized the talent of our technical staff and the unique capabilities of our technology. This has given us the ability to license portions of our technology to other companies to use in their software systems.

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

Product Description

Our Status product line falls into the category of SCADA (Supervisory Control and Data Acquisition) or HMI (Human Machine Interface) software. In addition, our technology is hosted providing an Internet of Things (IoT) platform for monitoring of industrial and commercial data.

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

B-Scada technology is used to monitor one of the largest subway systems in the world in Seoul, South Korea. The system monitors building automation performance electricity distribution, mining, manufacturing, aquaculture and petrochemical and is also used for line of business applications.

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

Growth Strategy

B-Scada software can collect vital information of what is happening with the system it is monitoring. This data can be very valuable for such activities as scheduling, predictive maintenance and manufacturing execution as well as providing for real-time business process management data to executive-level personnel. Our growth strategy is to grow our software offerings beyond SCADA and provide a more complete and valuable offering to our customers. These additional software products may be developed in house as the company grows, or added through a business acquisition. Additional capital may be needed to finance such an acquisition, either through debt or equity public or private offerings. There is no assurance that, if needed, we will be able to raise capital in an amount necessary to finance such acquisition or finance such acquisition on acceptable terms.

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

Our IoT initiatives include offering hosted services through a SAAS (Software as a Service) model. This opens up B-Scada to a much larger market than SCADA alone and provides additional revenue streams using technology already developed by B-Scada.  These hosted offerings will be driven by the sale of lightweight commercial sensors owned by B-Scada and sold to the market through online sales, resellers, retailers and system integrators.

We are currently generating revenues by licensing portions of our technology to different software companies, which technology they in turn use in their software products. These license agreements are long term arrangements providing consistent revenue to B-Scada.

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

Comparison of the Fiscal Years Ended October 31, 2015 and 2014

	For the years ended October 31,
	2015		2014
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues
Technology licensing and support	$1,750,753	90%	$1,803,622	89%
Commercial software	184,715	10%	233,950	11%
Total revenues	1,935,468	100%	2,037,572	100%

	For the years ended October 31,
	2015		2014
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Operating expenses:
Technology licensing and support	282,876	15%	191,590	9%
Commercial software	450,034	23%	245,674	12%
Sales and marketing	600,544	31%	361,065	18%
Research and development	122,487	6%	115,496	6%
General and administrative	1,021,424	53%	570,567	28%
Depreciation expense	17,290	1%	11,944	--%
Total operating expenses	2,494,655	129%	1,496,336	73%

Other (income) expenses	3,365	--	2,422	--%
Benefit from Income Taxes	(164,331)	(8)%	(490,749)	(24)%

Net Income (Loss)	$(398,221)	(21)%	$1,029,563	51%

Net income per share - Basic and diluted	$(0.01)		$0.04

Revenues

Our revenues for the year ended October 31, 2015 amounted to $1,935,468 compared to fiscal 2014 revenues of $2,037,572, a decrease of $102,104 (5%). In fiscal 2015, we had decreases in technology licensing and support revenues of $52,869 and commercial software revenues of $49,235

We have completed the process of transitioning to Status Enterprise to be our primary product focus. Status Enterprise was fully launched in the spring of 2014. Revenue from this product started to materialize towards the end of 2014, but has not picked up steam as anticipated, primarily due to the loss of our petrochemical customers. We are currently reevaluating our product positioning and marketing material to facilitate increased product sales. IoT prospects for the system has been increasing due to our surge in marketing and tradeshow activities. We also have a sensor manufacturer who is now piloting the sale of hardware and software bundles to its customers, including Status Enterprise as the visualization solution. While there is no assurance regarding the significance of future sales growth, we are reasonably confident that the system will be successful.

Our IoT Platform launched this spring has produced some initial customer wins, including an enterprise IT management solution for one of Taiwan's leading telecommunications companies, commercial office space monitoring in Africa and solar panels in Singapore. Status Enterprise has also had customer wins including a deployment in South America for one of the world's largest copper producers. United States deployments include monitoring irrigation systems at a public University campus and multiple deployments for commercial boilers and aquaculture. B-Scada has also established relationships with a leading hardware provider who will start bundling our software with its hardware in Q2 2016.

Our plans for 2015-2016 included establishing our IoT Platform, increasing our European presence with the opening of our subsidiary in Spain, and expanding the languages we operate in from English only to English, Spanish and Portuguese.

In fiscal 2014, development services from our customers accounted for most of the increase in technology licensing and support revenues. Demand for these services dropped off in 2015 as some of these customers are petrochemical companies reducing expenditures. We continue to implement our strategic goals to generate increased revenues from the sales of our products and services. Service revenues include revenues from fees charged for the implementation of our software products and training of customers in the use of such products.

We are currently selling our software over the internet and are marketing our products and services to companies which may want to license or joint venture some of our software applications. New product and services revenue from our IoT initiatives will begin to influence our revenue in early fiscal year 2016. Revenue from our offices in Spain were minimal for 2015 as it was the first year of operations, but still contributed to our overall revenue for the year. In the twelve months ended October 31, 2015, Spain generated $198,003 in technology licensing and support revenues and $25,419 in commercial software revenues.

Operating Expenses

Technology licensing and support costs and commercial software costs consist primarily of payroll and related expenses and, in fiscal 2015, costs for hardware. Technology licensing and support costs amounted to $282,876 in the year ended October 31, 2015 compared to $191,590 in the year ended October 31, 2014 an increase of $91,286 (48%). However, included in fiscal 2015 costs are costs for hardware of $158,296 for Spain. Thus on a comparative basis, payroll and related expenses decreased $67,010 (35%). Commercial software costs amounted to $450,034 in the year ended October 31, 2015 compared to $245,674 in the year ended October 31, 2014, an increase of $204,360 (83%).

As a percentage of technology licensing and support revenues the related costs increased to 16% in fiscal 2015 as compared to 11% of such revenues in fiscal 2014. This increase is a result of Spain’s hardware sales which have low margins. Commercial software costs were 244% of commercial software revenues in fiscal 2015 compared to 105% in fiscal 2014. This was a result in the increase in payroll and related costs. Overall these costs represented 38% of fiscal 2015 revenues and 21% of fiscal 2014 revenues.

Sales and marketing costs increased to $600,544 in the year ended October 31, 2015 from $361,065 in the year ended October 31, 2014, an increase of $239,479 (66%). Payroll and related costs increased to $340,930 ($51,940 in Spain) from $204,617 and advertising and marketing costs increased to $100,351 from $100,472. As operations continue to improve we have increased our sales and marketing budget since we believe it is necessary to better market our products and services in order to accomplish our plan for revenue growth.

Research and development costs increased to $122,487 in the year ended October 31, 2015 from $115,496 in the year ended October 31, 2014, an increase of $6,991 (6%). We continue our research and development on new features for Status Enterprise as well as, Sensors, and VoT Cloud-Azure.

General and administrative costs increased to $1,021,424 in the year ended October 31, 2015 from $570,567 in the year ended October 31, 2014, an increase of $450,857 (79%). The increase was primarily related to increases in payroll and related costs, which increased to $434,814 ($83,440 in Spain) from $285,398, a result of increased administrative duties as our business continues to grow, a one-time charge related to the establishment of our office in Spain of $137,000 and stock-based compensation expense of $72,393.

Other Income and Expenses

Interest expense increased to $5,763 in the year ended October 31, 2015, of which $5,560 relates to the mortgage on our office building, from $3,869 in the year ended October 31, 2014, an increase of $1,894 (49%).

Income Tax Benefit

Prior to the year ended October 31, 2013 the deferred tax asset arising from pre-tax losses had been fully reserved as we were not able to determine that it was more likely than not that we would be able to realize the tax benefits in the future. Based on our evaluation of the positive and negative evidence at October 31, 2014 and 2013, management determined that the Company would utilize its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize its deferred tax assets. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $490,749 and $406,744 as of October 31, 2014 and 2013, respectively.  In the twelve months ended October 31, 2015, we recorded a deferred income tax benefit of $164,331, $75,465 related to U.S. operations and $88,866 related to Spanish operations.

Net Income (Loss)

Net loss in the year ended October 31, 2015 totaled $398,221 ($207,309 of it from our Spanish operations) compared to net income of $1,029,563 in the year ended October 31, 2014, a decrease of $1,427,784 (139%) as discussed above.

Comparison of the Fiscal Years Ended October 31, 2014 and 2013

	For the years ended October 31,
	2014		2013
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues
Technology licensing and support	$1,803,622	89%	$1,187,157	77%
Commercial software	233,950	11%	360,375	23%
Total revenues	2,037,572	100%	1,547,532	100%

Operating expenses:
Technology licensing and support	191,590	9%	140,987	9%
Commercial Software	245,674	12%	180,819	12%
Sales and marketing	361,065	18%	238,372	15%
Research and development	115,496	6%	85,037	6%
General and administrative	570,567	28%	417,429	27%
Depreciation expense	11,944	--%	5,040	--%
Total operating expenses	1,496,336	73%	1,067,684	69%

Other (income) expenses	2,422	--	15,344	1%
Benefit from Income Taxes	(490,749)	(24)%	(406,744)	(26)%

Net Income	$1,029,563	51%	$871,248	56%

Net income per share - Basic and diluted	$0.04		$0.04

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

Interest and Debt Costs

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

Liquidity and Capital Resources

We currently fund our operations through sales of our products and services and, when necessary, through sales of equity and debt securities.

At October 31, 2015 we had cash and cash equivalents of $840,777 compared to $1,144,915 at October 31, 2014. The decrease of $304,138 is primarily attributable to cash used for operations and technology development.

Cash Flows

Net cash provided by (used for) operating activities amounted to $(47,384) and $205,133 in the fiscal years ended October 31, 2015 and 2014, respectively. Net cash from operations decreased $252,517 as our increased operating costs, including the cost of opening our Spanish office, exceeded the increase in our revenues while we implemented our overall strategic business plan.

In fiscal 2015 investing activities, we used $200,000 and $19,283 for technology development and the purchase of equipment, respectively. In fiscal 2014 investing activities, we used $3,256 and $95,309 for the purchase of a domain name and equipment, respectively.

In fiscal 2015 and 2014 financing activities, we used $16,064 and $9,009, respectively, in cash for principal payments on the mortgage incurred from the purchase of our new office facility. Additionally, in fiscal 2014 we received $800,000 in cash from the sale of 2,424,242 shares of our common stock at $0.33 per share.

We believe that our cash on hand at October 31, 2015 and our revenue commitments will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. There is no assurance that the income generated from these and future agreements will meet our working capital requirements or that we will be able to sign significant agreements in the future.

Deferred Tax Asset Valuation Allowance

Accounting standards require that we assess whether a valuation allowance should be established against our deferred tax asset based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, we considered both positive and negative evidence as well as other factors which may impact future operating results. From our inception through October 31, 2012, we had established a full valuation allowance on our deferred tax asset because of a lack of sufficient positive evidence to support its realization.  At October 31, 2014 and 2013, based on its evaluation of the positive and negative evidence, management determined that the Company would utilize its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize its deferred tax assets. The positive evidence evaluated as of October 31, 2014 and 2013 consists of (i) our increased revenues, including the signing of several long term licensing agreements which run through fiscal 2019; (ii) our positive earnings, beginning in fiscal 2011 and increasing in each of fiscal 2012 through 2014; (iii) our ability to maintain operating costs as we have grown revenues; (iv) the utilization of net operating loss carry forwards in the last four fiscal years. The negative evidence evaluated as of October 31, 2014 and 2013 consists of (i) our history of operating losses from inception through fiscal 2010; (ii) the possibility that a licensing agreement is cancelled or that non licensing revenues will decline; (iii) the possibility that our operating costs will increase. As a result, management elected to reduce the Company's deferred tax asset valuation allowance by $490,749 and $406,744 as of October 31, 2014 and 2013, respectively. Tax benefits of operating loss carry forwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period, and other circumstances. At October 31, 2015, management believes it is more likely than not that the Company would utilize its net operating loss carry forwards in future periods.

Contractual Obligations

The information to be reported under this item is not required of smaller reporting companies.

Off-Balance Sheet Arrangements

As of October 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes” (Topic 740), which revises the balance sheet classification of deferred taxes. Currently, entities are required to separate deferred tax assets and liabilities into current and noncurrent amounts on the balance sheet, ASU No. 2015-17 requires that deferred tax assets and liabilities be classified as all noncurrent on the balance sheet. The amendments in the ASU may be applied either retrospectively or prospectively. The effective date will be the first quarter of our fiscal year ended October 31, 2018. We have elected to prospectively apply the guidance in ASU No. 2015-17 effective with our fiscal quarter ended October 31, 2015.

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

Item 9. Changes In, and Disagreements With, Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that, as of October 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2015.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of October 31, 2015.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of October 31, 2015.  Management’s assessment identified the following material weaknesses:

•

As of October 31, 2015, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission (the “SEC”).

•

As of October 31, 2015, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of October 31, 2015, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of October 31, 2015, there were no independent directors and no independent audit committee.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Management

The Company’s management and key employees are the following:

Name	Age	Position with Company
Allen Ronald DeSerranno	49	CEO, President, Director
Brian S. Thornton	42	Corporate Vice President, Secretary, Director
Joshua M. Weeks	35	CTO
Josephine A. Nemmers	53	CFO

The profiles of our officers and directors and key employees are set forth below:

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

Josephine Nemmers

Ms. Nemmers has a Bachelor of Science degree in Business Management-Major in Accounting from University of Maryland, University College.  She holds an inactive CPA License with the state of Maryland.  Ms. Nemmers joined B-Scada in July of 2014.  She previously held the position of Controller with International Resources Group, Inc. (“IRG”), a government contractor that is a wholly owned subsidiary of Engility Corporation located in Alexandria, VA which was formally an L-3 Communications Company in New York, NY.  IRG was a privately held company until Dec. 2008.  Ms. Nemmers’ primary responsibilities for IRG during her tenure (Jan. 2000 - May 2014) were to direct the accounting department and prepare financial statements and financial forecasts.  She was an integral part of the management team for IRG adhering to the regulation, reporting, and compliance necessary for government contracting as well as a publicly traded company.

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

Item 11. Executive Compensation

The following table sets forth, for the fiscal years ended October 31, 2014 and October 31, 2015, all compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Principal Executive Officers during the fiscal years ended October 31, 2014 and October 31, 2015. No other executive officer who was serving as an executive officer at October 31, 2015, had total compensation for fiscal 2015 exceeding $100,000:

Name and Principal Position	Year Ended October 31	Salary ($)	Option Awards ($)		Total
Allen Ronald DeSerranno	2014	160,000	0		$160,000
Chief Executive Officer	2015	169,000	0		$169,000

Brian Thornton	2014	100,000	0		$100,000
Corporate Vice President, Secretary	2015	110,000	105,298	*	$215,298

* The fair value of the option award, $105,298, was calculated using the Black-Scholes pricing model with the following assumptions: Dividend yield - -0-%; Risk-free interest rate - 1.53%; Expected life - 5 years; Expected volatility - 123.54%.

Outstanding Equity Awards at Fiscal Year End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Brian Thornton	83,333	166,667	250,000	$.48	02/11/2020	--	--	--	--

Director Compensation

We do not compensate our directors for serving on our Board of Directors, other than any compensation which a director may earn as an employee of the Company. We reimburse our directors for any travel related expenses incurred in performing their duties as directors.

Employment Agreements

Mr. DeSerranno is currently employed by the Company on a month to month basis at an annual salary of $169,000.

Mr. Thornton is currently employed by the Company on a month to month basis at an annual salary of $110,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Common Stock beneficially owned as of January 22, 2016 by (i) those persons or groups known to us who beneficially own more than 5% of our Common Stock; (ii) each director; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended October 31, 2014; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC and by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

	Number of
	Shares of	Percentage of
	Common Stock	Outstanding
	Beneficially	Shares of
Name (1)	Owned (2)	Common Stock (3)
Allen Ronald DeSerranno(3) 9030 W. Fort Island Trail, Bldg. 9 Crystal River, Florida 34429	9,616,142	31.43%

Lions Bay SW 9030 W. Fort Island Trail, Bldg. 9 Crystal River, Florida 34429	1,721,970	5.63%

Yorkmont Capital Partners, L.P. 2313 Lake Austin Blvd. Suite 209 Austin, Texas 78703	5,774,242	18.87%

Brian Thornton 9030 W. Fort Island Trail, Bldg. 9 Crystal River, Florida 34429	166,666(4)	.54%

All officers and directors as a group (two persons)	9,782,808	31.80%

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

(2) Based upon 30,593,414 shares of Common Stock outstanding plus in each case the shares which the person or group has a right to acquire within 60 days through the exercise of options.

(3) Mr. DeSerranno is our Chief Executive Officer, President and a Director. Includes 1,721,970 shares of Common Stock held by a corporation wholly-owned by Mr. DeSerranno and 211,187 shares of Common Stock held jointly with Mr. DeSerranno's wife, Honorata G. DeSerranno. Excludes 316,780 shares of Common Stock held directly by Mr. DeSerranno’s wife as to which he disclaims beneficial ownership.

(4) Consists of 166,666 shares of Common Stock which Mr. Thornton may acquire upon exercise of currently exercisable options.

Change in Control

We are unaware of any arrangement or understanding that may, at a subsequent date, result in a change of control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

Item 14. Principal Accounting Fees and Services

Cowan, Gunteski & Co., P.A. served as our independent registered public accounting firm for the fiscal years ended October 31, 2015 and 2014. The following table shows the fees that were billed for the audit and other services provided by such firm for 2015 and 2014.

	2015	2014
Audit Fees	$58,500	$56,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$58,500	$56,500

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

Our Board of Directors acting as our Audit Committee preapproved each engagement of our independent registered public accounting firm.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Number	Description

3.1	Certificate of Incorporation (1)
3.2	By-laws (2)
3.3	Certificate of Ownership and Merger. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 19, 2012.
4.1	Form of Specimen Stock Certificate
10.1	Stock Purchase Agreement dated as of August 6, 2014 between Yorkmont Capital Partners, L.P. and the Company. (3)
10.2	Stock Purchase Agreement dated as of January 11, 2016 between Yorkmont Capital Partners, L.P. and the Company. (4)
14.1	Code of Ethics**
31.1	Certification by the Principal Executive Officer of B-Scada, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rule 13a-14(a) or Rule 15d
31.2	Certification by the Principal Financial Officer of B-Scada, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d14(a)*-
32.1	Certification by the Principal Executive Officer of B-Scada, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer of B-Scada, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

(1) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 filed on April 9, 2008.

(2) Incorporated by reference to the correspondingly numbered exhibit to the Company's Report on Form 10-K   filed on January 29, 2010.

(3) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2014.

(4) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2016.

*Filed herewith.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B-SCADA, INC.

By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno
Title:	Chief Executive Officer
Date:	January 28, 2016

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno
Title:	Chief Executive Officer and Director
Date:	January 28, 2016

By:	/s/ Josephine A. Nemmers
Josephine A. Nemmers
Title:	Chief Financial Officer
Date:	January 28, 2016

By:	/s/ Brian Thornton
Brian Thornton
Title:	Corporate VP and Director
Date:	January 28, 2016

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

  Stockholders of B-Scada, Inc.

  Crystal River, FL

We have audited the accompanying consolidated balance sheets of B-Scada, Inc. as of October 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the two-year period ended October 31, 2015.  B-Scada, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B-Scada, Inc. as of October 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cowan, Gunteski & Co., P.A.

January 28, 2016

Tinton Falls, NJ

Reply to: 730 Hope Road    Tinton Falls    NJ 07724    Phone: 732.676.4100    Fax: 732.676.4101

40 Bey Lea Road, Suite A101    Toms River    NJ 08753    Phone: 732.349.6880    Fax: 732.349.1949

Member of CPAmerica International

Auditors of SEC Registrants under the PCAOB

www.CGteam.com

B-SCADA, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2015	2014
Assets
Current Assets
Cash and Cash Equivalents	$840,777	$1,144,915
Accounts Receivable - Net	58,943	233,525
Accrued Revenue	217,050	222,550
Inventory	219	--
Deferred Income Tax - Current	--	186,221
IVA Tax Receivable - Net	29,197	--
Prepaid Expenses and Other Current Assets	34,334	226,598
Total Current Assets	1,180,520	2,013,809

Property and Equipment - Net	225,165	223,452

Other Assets
Intangible Assets	314,735	114,735
Deferred Income Tax	1,061,824	711,272
Security Deposits	1,555	1,500
Total Other Assets	1,378,114	827,507

Total Assets	$2,783,799	$3,064,768

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$208,592	$142,528
Deferred Revenue	194,964	178,698
Mortgage Payable - Current	16,887	16,066
Total Current Liabilities	420,443	337,292

Long Term Liabilities
Mortgage Payable	85,540	102,425

Total Liabilities	505,983	439,717

Commitments and Contingencies	--	--

Stockholders’ Equity
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares
Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares
Authorized; Shares Issued and Outstanding, 27,243,414 at
October 31, 2015 and 2014	2,724	2,724
Additional Paid in Capital	7,972,856	7,900,463
Accumulated Other Comprehensive Loss	(26,622)	(5,215)
Accumulated Deficit	(5,671,142)	(5,272,921)
Total Stockholders’ Equity	2,277,816	2,625,051

Total Liabilities and Stockholders’ Equity	$2,783,799	$3,064,768

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	October 31,
	2015	2014

Revenue
Technology Licensing and Support	$1,750,753	$1,803,622
Commercial Software	184,715	233,950
Total Revenues	1,935,468	2,037,572

Operating Expenses
Technology Licensing and Support	282,876	191,590
Commercial Software	450,034	245,674
Sales and Marketing	600,544	361,065
Research and Development	122,487	115,496
General and Administrative	1,021,424	570,567
Depreciation and Amortization	17,290	11,944
Total Operating Expenses	2,494,655	1,496,336

Operating Income (Loss)	(559,187)	541,236

Other Income (Expenses)
Interest Income	2,398	1,447
Interest Expense	(5,763)	(3,869)
Total Other Income (Expenses) - Net	(3,365)	(2,422)

Income (Loss) Before Income Taxes	(562,552)	538,814

Benefit from Income Taxes (Note 8)	(164,331)	(490,749)

Net Income (Loss)	(398,221)	1,029,563

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	(21,407)	(5,215)

Comprehensive Income (Loss)	$(419,628)	$1,024,348

Basic and Diluted Earnings (Loss) Per Common Share	$(0.01)	$0.04

Weighted-Average Common Shares Outstanding - Basic and Diluted Earnings (Loss) Per Share	27,243,414	25,310,103

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - November 1, 2013	24,586,672	$2,459	$7,100,728	$--	$(6,302,484)	$800,703

Common stock issued for cashless
exercise of warrant	232,500	23	(23)	--	--	--

Sale of common stock at $0.33 per share	2,424,242	242	799,758	--	--	800,000

Foreign currency translation	--	--	--	(5,215)	--	(5,215)

Net income for the year ended
October 31, 2014	--	--	--	--	1,029,563	1,029,563

Balance - October 31, 2014	27,243,414	2,724	7,900,463	(5,215)	(5,272,921)	2,625,051

Stock-based compensation for
employee options	--	--	72,393	--	--	72,393

Foreign currency translation	--	--	--	(21,407)	--	(21,407)

Net loss for the year ended
October 31, 2015	--	--	--	--	(398,221)	(398,221)

Balance - October 31, 2015	27,243,414	$2,724	$7,972,856	$(26,622)	$(5,671,142)	$2,277,816

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2015	2014
Operating Activities
Net Income (Loss)	$(398,221)	$1,029,563
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used for) Operating Activities:
Depreciation and Amortization	17,290	11,944
Deferred Revenue	16,266	70,199
Deferred Income Tax Benefit	(164,331)	(490,749)
Stock-Based Compensation	72,393	--
Loss on Disposal of Assets	280	--

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	174,582	(113,907)
Accrued Revenue	5,500	(24,400)
Inventory	(219)	--
IVA Tax Receivable - Net	(29,197)	--
Prepaid Expenses and Other Current Assets	192,264	(220,340)
Security Deposits	(55)	2,150
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	66,064	(59,327)
Net Cash Provided by (Used for) Operating Activities	(47,384)	205,133

Investing Activities
Acquisition of Intangible Asset	(200,000)	(3,256)
Acquisition of Equipment	(19,283)	(95,309)
Net Cash Used for Investing Activities	(219,283)	(98,565)

Financing Activities
Payment of Mortgage Payable	(16,064)	(9,009)
Proceeds from Sale of Common Stock	--	800,000
Net Cash Provided by (Used for) Financing Activities	(16,064)	790,991

Foreign Currency Translation Effect	(21,407)	(5,215)

Change in Cash and Cash Equivalents	(304,138)	892,344

Cash and Cash Equivalents - Beginning of Year	1,144,915	252,571

Cash and Cash Equivalents - End of Year	$840,777	$1,144,915

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$5,763	$3,869
Income Taxes	$--	$--

Non-Cash Investing Activities
Acquisition of building with mortgage payable	$--	$127,500

Non-Cash Financing Activities
Issuance of common stock for cashless warrant exercise	$--	$23

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(1)  Nature of Business and Basis of Presentation

B-Scada, Inc. (“B-Scada”, the “Company”, “we” or “us”), a Delaware corporation, was originally formed under the name Firefly Learning, Inc. in May 2001. In October 2005, pursuant to an exchange agreement, we acquired all of the issued and outstanding shares of capital stock of Mobiform Software, Ltd. (“Mobiform Canada”), a Canadian corporation, in exchange for 14,299,593 shares of our common stock and changed our name to Mobiform Software, Inc.  Effective September 14, 2010, Mobiform Canada was dissolved.  On October 19, 2012, we changed our name to B-Scada, Inc. On October 15, 2014, we formed a wholly-owned subsidiary in Spain, B-Scada Soluciones Industriales SL (“B-Scada Spain”) to provide improved sales, service and support to Europe, Latin America, the Middle East and Africa. On August 20, 2015 we formed a wholly-owned U.S. subsidiary, Monitor Sensing Technologies, Inc., a Florida corporation, which will operate our wireless sensor business.

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

Principles of Consolidation - The consolidated financial statements include the accounts of B-Scada, Inc. and our wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(2)  Summary of Significant Accounting Policies (continued)

Inventory - Inventory consists of finished goods and is stated at the lower of cost or market determined by the first-in, first-out method.

Reclassification - The fiscal 2014 statements of operations and comprehensive income have been combined to conform to fiscal 2015 presentation.

Fair Value of Financial Instruments - FASB ASC Topic 825 “Financial Instruments”  requires the disclosure of fair values for all financial instruments, both on-and off-balance-sheet, for which it is practicable to estimate fair value. We estimate that there are no material variations between fair value and book value of our financial assets and liabilities as of October 31, 2015 and 2014.  We generally do not require collateral related to our financial instruments.

Concentration of Credit Risk - Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.

We maintain our cash and cash equivalents in accounts with major financial institutions in the form of demand deposits.  Deposits in these banks may exceed the amounts of  insurance provided on such deposits. At October 31, 2015, we had approximately $167,000 and $47,000, respectively, in cash in two financial institutions in excess of the $250,000 FDIC insured limit. At October 31, 2014, we had approximately $350,000 and $250,000, respectively, in cash in two financial institutions in excess of the $250,000 FDIC insured limit.

Concentrations of credits risk with respect to trade accounts receivable are limited.  We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts.  As of October 31, 2015 and 2014, based on this assessment, management has established an allowance for doubtful accounts of $726 and $-0-, respectively. Management believes that accounts receivable credit risk exposure is limited.

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

Intangible Assets - The intangible assets are recorded at acquisition cost and consist of domain names, which are considered indefinite life intangible assets not subject to amortization, and technology development, which is considered a finite life intangible asset and is amortized over the estimated economic life of the asset.

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

Intangible assets not subject to amortization are tested annually for impairment and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. These tests were performed for the years ended October 31, 2015 and 2014, and it was determined that the carrying value of the assets were not impaired.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(2)  Summary of Significant Accounting Policies (continued)

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

Equity-Based Compensation - We account for equity based compensation transactions with employees under FASB ASC Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net earnings. The fair value of common stock issued for compensation is measured at the market price on date of grant. The fair value of our equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and we elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

We account for equity based transactions with non-employees under the provisions of FASB ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of (i) common stock issued for payments to non-employees is measured at the market price on the date of grant; (ii) equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize an asset or expense in the same manner as if it is to pay cash for the goods or services instead of paying with or using the equity instrument.

Income Taxes - We account for income taxes under the provisions of FASB ASC Topic 740 “Income Taxes” (“Topic 740”) which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At October 31, 2012, the entire deferred tax asset, which arises primarily from our net operating losses, had been fully reserved because management had determined that it was not "more likely than not" that the net operating loss carry forwards would be realized in the future. Based on its evaluation of the positive and negative evidence in fiscal years subsequent to October 31, 2012, management determined that the Company would utilize its net operating loss carry forwards in future periods and that it was "more likely than not" that it would utilize its deferred tax assets (see Note 8).

We do not believe we have any uncertain tax positions deemed material as of October 31, 2015 and 2014. With few exceptions, we believe we are no longer subject to U.S. federal and state income tax examinations by tax authorities for tax periods prior to fiscal 2012. B-Scada Spain files corporate income taxes based on a calendar year and will be subject to tax examinations by tax authorities in Spain for 2015 and 2014. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of October 31, 2015 and 2014, we had no accrued interest or penalties.  We currently have no federal or state tax examinations in progress nor have we had any federal or state tax examinations since a fiscal 2012 federal examination which resulted in no change.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(2)  Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

Advertising Expense - We expense advertising costs as incurred.  Advertising expense amounted to $100,351 and $100,472 for the years ended October 31, 2015 and 2014, respectively.

Research and Development Costs - Research and development costs are expensed as incurred.

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after October 31, 2015 through the date of the issuance of the accompanying consolidated financial statements.

(3)  New Authoritative Accounting Guidance

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes” (Topic 740), which revises the balance sheet classification of deferred taxes. Currently, entities are required to separate deferred tax assets and liabilities into current and noncurrent amounts on the balance sheet, ASU No. 2015-17 requires that deferred tax assets and liabilities be classified as all noncurrent on the balance sheet. The amendments in the ASU may be applied either retrospectively or prospectively. The effective date will be the first quarter of our fiscal year ended October 31, 2018. We have elected to prospectively apply the guidance in ASU No. 2015-17 effective with our fiscal quarter ended October 31, 2015.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The amendments in the ASU will be applied using one of two retrospective methods. The effective date will be the first quarter of our fiscal year ended October 31, 2018.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers” (Topic 606), which defers the effective date of ASU No. 2014-09 by one year. As a result, the effective date will now be the first quarter of our fiscal year ended October 31, 2019. We have not determined the potential effects on our consolidated financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

 (4)  Property and Equipment

Property and equipment consists of the following:

	October 31,		Estimated
	2015	2014	Useful Lives

Land	$15,531	$15,531	--
Building and Improvements	176,071	176,071	7 - 40 years
Computer Equipment	53,081	55,304	5 years
Office Equipment	43,900	34,429	5 - 7 years
Software	44,383	37,593	3 years
Total	332,966	318,928
Less: Accumulated Depreciation
and Amortization	(107,801)	(95,476)
	$225,165	$223,452

(5)  Intangible Assets

Intangible assets consist of the following:

	October 31,
	2015	2014

Domain names	$114,735	$114,735
Technology development	200,000	--

	$314,735	$114,735

(6)  Mortgage Payable

In February 2014, we purchased a new office facility and incurred a mortgage in the amount of $127,500 payable to the seller of the property.  The balance is payable over 7 years in monthly payments of $1,802 which include interest at 5% per annum.  The outstanding mortgage balance at October 31, 2015 is $102,427.

Future maturities of long-term debt as of October 31, 2015 are as follows:

Years Ended
October 31,

2016	$16,887
2017	17,751
2018	18,659
2019	19,614
2020	20,617
Thereafter	8,899

$102,427

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(7)  Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  At October 31, 2015 there are 27,243,414 common shares issued and outstanding.  There are no shares of preferred stock issued and outstanding.

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

On February 11, 2015, we elected a new director to the Board of Directors.  Pursuant to the election, the director was granted a five-year non-qualified option to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $0.48 per share.  The option vests as follows:  83,333 shares immediately; 83,333 shares on February 11, 2016; 83,334 shares on February 11, 2017.  As defined in the agreement, the option has cashless exercise provisions and may terminate in earlier than 5 years. The fair value of the option, $105,298, was calculated using the Black-Scholes pricing model with the following assumptions: Dividend yield - -0-%; Risk-free interest rate - 1.53%; Expected life - 5 years; Expected volatility - 123.54%. Stock-based compensation expense of $72,393 was recorded in the year ended October 31, 2015.

The following table summarizes the option transactions for the year ended October 31, 2015. There were no option transactions in the year ended October 31, 2014.

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	--	$ --
Granted/Sold	250,000	0.48
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at October 31, 2015	250,000	$ 0.48	4.28 Years	$ --
Exercisable at October 31, 2015	83,333	$ 0.48	4.28 Years	$ --

The weighted-average grant-date fair value of options granted during the year ended October 31, 2015 was $0.42.  No options were exercised during the period.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(7)  Stockholders’ Equity (continued)

Summary of non-vested options as of and for the year ended October 31, 2015 is as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Options	Shares	Fair Value

Non-vested at beginning of period	--	$--
Granted	250,000	$0.42
Vested	(83,333)	$0.42
Forfeited	--	$--

Non-vested at October 31, 2015	166,667	$0.42

The following table summarizes warrant activity.

	For the Year Ended		For the Year Ended
	October 31, 2015		October 31, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning
of period	--	--	300,000	$0.09
Granted/Sold	--	--	--	--
Expired/Cancelled	--	--	--	--
Forfeited	--	--	(67,500)	$0.09
Exercised	--	--	(232,500)	$0.09
Outstanding at end of period	--	--	--	--

(8)  Income Taxes

Components of the benefit from income taxes are as follows:

	For the Years Ended
	October 31,
	2015	2014

Current
United States	$--	$184,300
Foreign	--	--
Total Current	--	184,300

Deferred
United States	$(75,465)	$(675,049)
Foreign	(88,866)	--
Total Deferred	(164,331)	(675,049)

Total	$(164,331)	$(490,749)

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(8)  Income Taxes (continued)

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Years Ended
	October 31,
	2015	2014
United States Statutory Corporate
Income Tax Rate	(34.00)%	34.00%
State Income Tax Rate Net of Federal	(3.63)%	3.63%
Foreign Income Tax Effect	8.42%	--%
Change in Valuation Allowance on
Deferred Tax Assets	--%	(128.71)%

Income Tax Provision (Benefit)	(29.21)%	(91.08)%

Pre-tax income (loss) consisted of the following:

	For the Years Ended
	October 31,
	2015	2014
United States	$(266,377)	$538,852
Foreign	(296,175)	(38)

Total	$(562,552)	$538,814

The components of deferred tax assets (liabilities) at October 31, 2015 and 2014 are as follows:

	2015	2014
Deferred Tax Assets - Current
Net Operating Losses	$--	$175,356
Accrued Vacation Pay	--	10,865
	--	186,221
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	$1,046,995	$715,403
Property and Equipment	(4,185)	(4,131)
Accrued Vacation	19,014	--
	1,061,824	711,272

Net Deferred Tax Asset	$1,061,824	$897,493

Net operating loss carry forwards for U.S. tax purposes are approximately $2.5 million at October 31, 2015.  A substantial portion of these losses begin to expire in fiscal 2028; all losses expire in fiscal 2035.  Net operating loss carryforwards for Spanish tax purposes are approximately US $296,000 at October 31, 2015 (B-Scada Spain files corporate taxes based on a calendar year).  Generally, these losses can be carried forward subject to certain limitations; losses up to Euro 1 million (approximately US $1.1 million) can be utilized annually without restriction. Tax benefits of operating loss carry forwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period, and other circumstances. At October 31, 2015, management believes it is more likely than not that the Company would utilize its net operating loss carry forwards in future periods.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(8)  Income Taxes (continued)

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

Overall the valuation allowance decreased by approximately $-0- and $680,000 in the years ended October 31, 2015 and 2014, respectively.

(9)  Commitments and Contingencies

Leases

B-Scada Spain subleases office space in Spain from an entity related to the two principal employees in Spain. The lease is for a term of five years commencing November 1, 2014 with annual renewal options thereafter. Base rent is $1,190 (Euro 1,050) per month for the first fourteen months after which it increases to $1,430 (Euro 1,260) per month for the remainder of the term. There is an annual escalation based on the Spanish National General Index of Consumer Prices and we are responsible for the related costs, such as, taxes, utilities and maintenance. Rent expense amounted to $14,319 (Euro 12,600) for the year ended October 31, 2015. Future lease commitments are as follows:

Years Ended
October 31,

2016	$16,705
2017	17,182
2018	17,182
2019	17,182
2020	--

$68,251

We leased office space in Crystal River, Florida, on a month to month basis through April 30, 2014 when we relocated to the new office facility we purchased. The lease terms were a fixed monthly payment of $2,000 plus our share of certain allocated utilities (not to exceed $2,000 per month) as defined in the agreement. Rental expense, including allocated utilities, for the year ended October 31, 2014 amounted to approximately $18,000.

Significant Customers

In fiscal 2015, four customers generated 21%, 19%, 15% and 11% of our revenues. One such customer accounted for 100% of our accrued revenue at October 31, 2015.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(9)  Commitments and Contingencies (continued)

In fiscal 2014, three customers generated 41%, 17% and 11% of our revenues. One such customer accounted for 87% of our accounts receivables and another such customer accounted for 100% of our accrued revenue at October 31, 2014.

Compensation Agreements

In connection with the formation of B-Scada Spain, we entered into agreements with two individuals and a related entity in Spain to establish and maintain our Spanish office and for employment services. In October 2014, we made an advance payment of approximately $182,000 for services related to the establishment of our office in Spain. Such services included, among other necessary services, securing and setting up the office location, interviewing and hiring qualified personnel and translating technical documents, marketing materials, web site, etc. These services were completed in the first quarter of fiscal 2015 and at such time this amount was expensed.  Contingent upon continued employment, the two individuals will each be paid 12.5% (25% in total) of the annual net profit of B-Scada Spain, calculated at each fiscal year end, until a total of US $175,000 (US $350,000 in total) has been paid at which time payments will cease.  No payment was required to be made for the years ended October 31, 2015 and 2014.

We also entered into employment agreements with the two individuals effective November 1, 2014. The agreements provide for annual salaries of Euro 42,615 (approximately US $48,000) and Euro 30,000 (approximately US $34,000), respectively, and commissions as defined in our sales commission policy, among other customary terms, such as, vacation pay and qualified expense reimbursements. The agreements are on an ongoing basis unless terminated by either us or the employee, as defined in the agreements. The agreements also provide that if the employee is terminated due to redundancy (layoff), in addition to being paid any unused vacation pay, the employee, if employed for at least one full year, will receive redundancy pay equal to 45 days for each year of employment, not to exceed 42 months of equivalent salary. Both the unused vacation pay and redundancy pay are payable at the employee’s then applicable base salary.

(10)  Subsequent Events

On January 6, 2016, effective as of January 11, 2016, we entered into a new Stock Purchase Agreement with Yorkmont pursuant to which Yorkmont purchased 3,350,000 shares of our common stock for an aggregate purchase price of $670,000 ($0.20 per share). In the Stock Purchase Agreement, the parties made to each other certain customary representations concerning themselves and the validity and enforceability of the agreement.