Form 10-Q
period 2016-01-31
B-Scada, Inc.
filed 2016-03-14
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

The number of shares of the issuer’s common equity outstanding as of March 14, 2016 was 30,593,414 shares of common stock, par value $.0001.

B-SCADA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

B-SCADA, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$1,437,974	$840,777
Accounts Receivable - Net	70,620	58,943
Accrued Revenue	29,300	217,050
Inventory	--	219
IVA Tax Receivable - Net	25,750	29,197
Prepaid Expenses and Other Current Assets	51,659	34,334
Total Current Assets	1,615,303	1,180,520

Property and Equipment - Net	219,681	225,165

Other Assets
Intangible Assets	373,945	314,735
Deferred Income Tax	1,076,551	1,061,824
Security Deposits	1,554	1,555
Total Other Assets	1,452,050	1,378,114

Total Assets	$3,287,034	$2,783,799

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Liabilities	$218,449	$208,592
Deferred Revenue	45,849	194,964
Mortgage Payable - Current	17,099	16,887
Total Current Liabilities	281,397	420,443

Long Term Liabilities
Mortgage Payable - Less Current Portion	81,185	85,540

Total Liabilities	362,582	505,983

Commitments and Contingencies	--	--

Stockholders’ Equity
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares Authorized; Shares Issued and Outstanding, 30,593,414 at January 31, 2016 and 27,243,414 October 31, 2015	3,059	2,724
Additional Paid in Capital	8,655,684	7,972,856
Accumulated Other Comprehensive Loss	(27,419)	(26,622)
Accumulated Deficit	(5,706,872)	(5,671,142)
Total Stockholders’ Equity	2,924,452	2,277,816

Total Liabilities and Stockholders’ Equity	$3,287,034	$2,783,799

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

[UNAUDITED]

	For the Three Months Ended
	January 31,
	2016	2015

Revenue
Technology Licensing and Support	$311,005	$405,413
Commercial Software	93,177	90,731
Total Revenues	404,182	496,144

Operating Expenses
Technology Licensing and Support	--	40,880
Commercial Software	124,277	131,144
Sales and Marketing	87,026	145,309
Research and Development	52,239	26,129
General and Administrative	184,975	362,370
Depreciation and Amortization	5,277	4,342
Total Operating Expenses	453,794	710,174

Operating Loss	(49,612)	(214,030)

Other Income (Expenses)
Interest Income	418	628
Interest Expense	(1,263)	(1,464)
Total Other Income (Expenses) - Net	(845)	(836)

Loss Before Income Taxes	(50,457)	(214,866)

Benefit from Income Taxes	(14,727)	(66,318)

Net Loss	(35,730)	(148,548)

Other Comprehensive Loss
Foreign Currency Translation Adjustment	(797)	(2,998)

Comprehensive Loss	$(36,527)	$(151,546)

Basic and Diluted Loss Per Common Share	$--	$(0.01)

Weighted-Average Common Shares Outstanding - Basic and Diluted Loss Per Share	27,971,675	27,243,414

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[UNAUDITED]

	For the Three Months Ended
	January 31,
	2016	2015

Operating Activities
Net Loss	$(35,730)	$(148,548)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (used in) Operating Activities:
Depreciation and Amortization	5,277	4,342
Deferred Income Tax Benefit	(14,727)	(66,318)
Stock-Based Compensation	13,163	--

Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(11,677)	(89,892)
Accrued Revenue	187,750	200,500
Inventory	219	--
IVA Tax Receivable-Net	3,447	(27,782)
Prepaid Expenses and Other Current Assets	(17,325)	182,670
Security Deposits	--	(57)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	9,857	84,801
Deferred Revenue	(149,115)	310,744
Net Cash Provided by (Used in) Operating Activities	(8,861)	450,460

Investing Activities
Payment for Intangible Asset	(59,210)	--
Acquisition of Property and Equipment	--	(1,505)
Net Cash Used in Investing Activities	(59,210)	(1,505)

Financing Activities
Payment of Mortgage Payable	(4,143)	(3,940)
Proceeds from Sale of Common Stock	670,000	--
Net Cash Provided by (Used in) Financing Activities	665,857	(3,940)

Foreign Currency Translation Effect	(589)	(2,998)

Change in Cash and Cash Equivalents	597,197	442,017

Cash and Cash Equivalents - Beginning of Period	840,777	1,144,915

Cash and Cash Equivalents - End of Period	$1,437,974	$1,586,932

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,263	$1,464
Income Taxes	$--	$--

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2016

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

(2)  Summary of Significant Accounting Policies

Our other accounting policies are set forth in Note 2 to our audited consolidated financial statements included in our October 31, 2015 Form 10K.

Unaudited Interim Statements - The accompanying unaudited interim consolidated financial statements as of January 31, 2016, and for the three months ended January 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of January 31, 2016 and the consolidated results of operations and cash flows for the three months ended January 31, 2016 and 2015.  The consolidated results of operations for the three months ended January 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

JANUARY 31, 2016

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

We maintain our cash and cash equivalents in accounts with major financial institutions in the form of demand deposits.  Deposits in these banks may exceed the amounts of insurance provided on such deposits. At January 31, 2016, we had approximately $910,000 in cash in one financial institution in excess of the $250,000 FDIC insured limit. At October 31, 2015, we had approximately $167,000 and $47,000, respectively, in cash in two financial institutions in excess of the $250,000 FDIC insured limit.

Concentrations of credit risk with respect to trade accounts receivable are limited.  We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts.  As of January 31, 2016 and October 31, 2015, based on this assessment, management established an allowance for doubtful accounts of approximately $750. Management believes that accounts receivable credit risk exposure is limited.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2016

(2)  Summary of Significant Accounting Policies (Continued)

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

Intangible assets not subject to amortization are tested annually for impairment and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. These tests were performed for the year ended October 31, 2015 and it was determined that the carrying value of the asset was not impaired.

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

Reclassification - The Fiscal 2015 statement of operations and comprehensive loss has been reclassified to conform to the presentation used in the January 31, 2016 financial statements.

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after January 31, 2016 through the date of the issuance of the accompanying consolidated financial statements.

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

JANUARY 31, 2016

(3)  New Authoritative Accounting Guidance (Continued)

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

(4)  Property and Equipment

Property and equipment consists of the following:

	January 31,	October 31,
	2016	2015	Useful Lives
	[Unaudited]

Land	$15,531	$15,531	--
Building and Improvements	176,071	176,071	7-40 years
Computer Equipment	53,055	53,081	5 years
Office Furniture and Equipment	43,751	43,900	5-7 years
Software	44,351	44,383	3 years
Total	332,759	332,966
Less: Accumulated Depreciation
and Amortization	(113,078)	(107,801)
	$219,681	$225,165

(5)  Intangible Assets

Intangible assets consist of the following:

	January 31,	October 31,
	2016	2015
	[Unaudited]

Domain names	$114,735	$114,735
Technology development	259,210	200,000

	$373,945	$314,735

(6)  Mortgage Payable

In February 2014, we purchased a new office facility and incurred a mortgage in the amount of $127,500 payable to the seller of the property.  The balance is payable over 7 years in monthly payments of $1,802 which include interest at 5% per annum.  The outstanding mortgage balance at January 31, 2016 and October 31, 2015 is $98,284 and $102,427, respectively.

Future maturities of long-term debt as of January 31, 2015 are as follows:

Twelve Months Ended
January 31, (Unaudited)

2017	$17,099
2018	17,974
2019	18,893
2020	19,860
2021	20,876
Thereafter	3,582

$98,284

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2016

(7)  Stockholders’ Equity

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.  Common shares issued and outstanding at January 31, 2016 was 30,593,414 and at October 31, 2015 was 27,243,414.  There are no shares of preferred stock issued and outstanding.

On February 11, 2015, we elected a new director to the Board of Directors.  Pursuant to the election, the director was granted a five-year non-qualified option to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $0.48 per share.  The option vests as follows:  83,333 shares immediately; 83,333 shares on February 11, 2016; 83,334 shares on February 11, 2017.  As defined in the agreement, the option has cashless exercise provisions and may terminate in earlier than 5 years. The fair value of the option, $105,298, was calculated using the Black-Scholes pricing model with the following assumptions: Dividend yield - -0-%; Risk-free interest rate - 1.53%; Expected life - 5 years; Expected volatility - 123.54%. Stock-based compensation expense of $13,163 was recorded in the three months ended January 31, 2016 and $72,393 was recorded in the year ended October 31, 2015.

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

Stock option activity for the three months ending January 31, 2016 and the year ended October 31, 2015 is as follows:

For the Three Months Ended

January 31, 2016

(Unaudited)

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	250,000	$0.48
Granted/Sold	--	--
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at January 31, 2016	250,000	$0.48	4.02 Years	$ --

Exercisable at January 31, 2016	83,333	$0.48	4.02 Years	$ --

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2016

(7)  Stockholders’ Equity (Continued)

For the Year Ended

October 31, 2015

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning
of period	--	--
Granted/Sold	250,000	$0.48
Expired/Cancelled	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at October 31, 2015	250,000	$0.48	4.28 Years	$ --

Exercisable at October 31, 2015	83,333	$0.48	4.28 Years	$ --

The weighted-average grant-date fair value of options granted during the year ended October 31, 2015 was $0.42.  No options were issued during the three months ended January 31, 2016.

Summary of non-vested options as of and for the year ended October 31, 2015 and the three months ended January 31, 2016 is as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Options	Shares	Fair Value

Non-vested at beginning of period	--	$--
Granted	250,000	$0.42
Vested	(83,333)	$0.42
Forfeited	--	$--

Non-vested at October 31, 2015	166,667	$0.42

Granted	--	$--
Vested	--	$--
Forfeited	--	$--

Non-vested at January 31, 2016 (Unaudited)	166,667	$0.42

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2016

(8)  Income Taxes

Components of the benefit from income taxes are as follows:

	For the Three Months Ended
	January 31,
	2016	2015
	(Unaudited)	(Unaudited)

Current
United States	$--	$--
Foreign	--	--
Total Current	--	--

Deferred
United States	$(18,868)	$(11,067)
Foreign	4,141	(55,251)
Total Deferred	(14,727)	(66,318)

Total	$(14,727)	$(66,318)

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended
	January 31,
	2016	2015
	(Unaudited)	(Unaudited)

United States Statutory Corporate
Income Tax Rate	(34.00)%	(34.00)%
State Income Tax Net of Federal	(3.63)%	(3.63)%
Foreign Income Tax Effect	8.44%	6.77%

Income Tax Provision	(29.19)%	(30.86)%

Pre-tax income (loss) consists of the following:

	For the Three Months Ended
	January 31,
	2016	2015
	(Unaudited)	(Unaudited)

United States	$(64,262)	$(30,739)
Foreign	13,805	(184,127)
Total	$(50,457)	$(214,866)

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2016

(8)  Income Taxes (Continued)

The components of deferred tax assets (liabilities) at January 31, 2016 and October 31, 2015 are as follows:

	January 31,	October 31,
	2016	2015
	(Unaudited)
Deferred Tax Assets (Liabilities) - Long Term
Net Operating Losses	$1,068,152	$1,046,995
Property and Equipment	(4,185)	(4,185)
Accrued Vacation Pay	12,584	19,014
Net Deferred Tax Asset	$1,076,551	$1,061,824

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

(9)  Commitments and Contingencies

Leases

B-Scada Spain subleases office space in Spain from an entity related to the two principal employees in Spain. The lease is for a term of five years commencing November 1, 2014 with annual renewal options thereafter. Base rent is $1,137 (Euro 1,050) per month for the first fourteen months after which it increases to $1,365 (Euro 1,260) per month for the remainder of the term. There is an annual escalation based on the Spanish National General Index of Consumer Prices and we are responsible for the related costs, such as, taxes, utilities and maintenance. Rent expense amounted to $3,508 (Euro 3,239) for the three months ended January 31, 2016. Future lease commitments through the twelve months ended January 31 are as follows: 2017 - $16,376; 2018 - $16,376; 2019 - $16,376; 2020 - $12,282.

Compensation Agreements

In connection with the formation of B-Scada Spain, we entered into agreements with two individuals and a related entity in Spain to establish and maintain our Spanish office and for employment services. In October 2014, we made an advance payment of approximately $182,000 for services related to the establishment of our office in Spain. Such services included, among other necessary services, securing and setting up the office location, interviewing and hiring qualified personnel and translating technical documents, marketing materials, web site, etc. These services were completed in the first quarter of fiscal 2015 and at such time this amount was expensed.  Contingent upon continued employment, the two individuals will each be paid 12.5% (25% in total) of the annual net profit of B-Scada Spain, calculated at each fiscal year end, until a total of US $175,000 (US $350,000 in total) has been paid at which time payments will cease.  No payment was required to be made for the year ended October 31, 2015 and no amount has been accrued for the three months ended January 31, 2016.

We also entered into employment agreements with the two individuals effective November 1, 2014. The agreements provide for annual salaries of Euro 42,615 (approximately US $46,000) and Euro 30,000 (approximately US $32,000), respectively, and commissions as defined in our sales commission policy, among other customary terms, such as, vacation pay and qualified expense reimbursements. The agreements are on an ongoing basis unless terminated by either us or the employee, as defined in the agreements. The agreements also provide that if the employee is terminated due to redundancy (layoff), in addition to being paid any unused vacation pay, the employee, if employed for at least one full year, will receive redundancy pay equal to 45 days for each year of employment, not to exceed 42 months of equivalent salary. Both the unused vacation pay and redundancy pay are payable at the employee’s then applicable base salary.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

JANUARY 31, 2016

(10)  Subsequent Events

On March 3, 2015, B-Scada signed an agreement with an electronics manufacturing firm for the development of B-Scada LoRa sensor radio design. The estimated cost per the terms of the agreement, which is expected to be completed by third quarter of 2016 is approximately $140,000. The hardware being developed will allow for long range monitoring of various physical properties of industrial processes.

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

Results of Operations

Comparison of the Three Months Ended January 31, 2016 and 2015

The following tables set forth, for the periods indicated, certain items from the consolidated statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

	For the three months ended January 31,
	2016		2015
	[Unaudited]		[Unaudited]
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues
Technology licensing and support	$311,005	77%	$405,413	82%
Commercial software	93,177	23%	90,731	18%
Total revenues	404,182	100%	496,144	100%

Operating expenses:
Technology licensing and support	--	--%	40,880	9%
Commercial software	124,277	31%	131,144	26%
Sales and marketing	87,026	22%	145,309	29%
Research and development	52,239	13%	26,129	5%
General and administrative	184,975	46%	362,370	73%
Depreciation expense	5,277	1%	4,342	1%
Total operating expenses	453,794	113%	710,174	143%

Other (income) expenses	845	--%	836	--%
Benefit from income taxes	(14,727)	(4)%	(66,318)	(13)%

Net loss	$(35,730)	(9)%	$(148,548)	(30)%

Basic loss per common share	$--		$(0.01)

Diluted loss per common share	$--		$(0.01)

Revenues

Our revenues for the three months ended January 31, 2016 amounted to $404,182 compared to fiscal 2015 revenues of $496,144, a decrease of $91,962 (19%). The primary decline in revenue is due to losses in the petrochemical sector. In fiscal 2016, we had a decrease in technology licensing revenues $94,408 which was offset by an increase in commercial software revenues of $2,446. The growth in software revenues is due to the increase in marketing activities over the past 12 months, trade show attendance in particular. While we see software revenues holding over the next couple of quarters, our investment in marketing activities has been greatly reduced compared to last year.

Our cloud based services are now generating recurring revenue in a SaaS model. Deployments include cloud based monitoring of data centers, boilers and generators. The system is also being used for building automation for monitoring temperature and water detection. Another project that may come on line soon will be monitoring steam traps and man holes.

Our line of wireless sensors was to move into manufacturing, with a target completion date of March 31. Testing of the units and feedback from our system integrators indicated that the current range of the units (100-400ft) may not be adequate for many applications. The communications of the units are now being reworked to more powerful chips which will increase the range. These more powerful chips will result in the units requiring FCC testing and certification. The shipping dates of the sensors is expected to slip by 8-10 weeks. Our plans now are for a formal launch to be done at the national Sensors Expo and Conference June 21-23, 2016 at the McEnery Convention Center, San Jose, CA. We do not yet know how much of a boost our new line of sensors and related monitoring services will add to our annual revenue.

Operating Expenses

Technology licensing and support costs consist of payroll and related expenses.  Technology licensing and support costs amounted to $0 in the three months ended January 31, 2016 compared to $40,880 in the three months ended January 31, 2015 a decrease of $40,880 (100%).  The decrease was due to the loss of a license in the petrochemical sector.

As a percentage of technology licensing and support revenues the related costs decreased to 0% in fiscal 2016 as compared to 9% of such revenues in fiscal 2015. The decrease to zero was due to the loss in the petrochemical sector for technology license support.

Commercial software costs consist primarily of payroll and related expenses. Commercial software costs amounted to $124,277 in the three months ended January 31, 2016 compared to $131,144 in the three months ended January 31, 2015 a decrease of $6,867 (5%).

Commercial software costs were 133% of commercial software revenues in fiscal 2016 and 145% in fiscal 2015. Overall these costs represented 31% of fiscal 2016 revenues compared to 26% of fiscal 2015 revenues.  The 5% decrease was due to staff reductions.

Sales and marketing costs have decreased to $87,026 in the three months ended January 31, 2016 from $145,309 in the three months ended January 31, 2015, a decrease of $58,283 (40%). Payroll and related costs decreased to $65,424 ($8,340 Spain) from $67,659 ($12,452 Spain) and advertising, marketing and trade shows decreased to $21,602 from $68,778. This decrease was a result due to marketing budgets cuts and staff reductions.

Research and development costs increased to $52,239 in the three months ended January 31, 2016 from $26,129 in the three months ended January 31, 2015, an increase of $26,110 (100%). Payroll and related costs increased from fiscal 2015 as we continue to work on new features for our products.

General and administrative costs decreased to $184,975 in the three months ended January 31, 2016 from $362,370 in the three months ended January 31, 2015, a decrease of $177,395 (49%). The decrease was primarily related to a one-time charge related to the establishment of our office in Spain of $144,606 as well as payroll and related staff reduction.

Interest and Debt Costs

Interest expense decreased to $1,263 in the three months ended January 31, 2016 from $1,464 in the three months ended January 31, 2015 which relates to the mortgage on our office building.

Income Tax Benefit

In the three months ended January 31, 2016, we recorded a deferred income tax benefit of $14,727. US operations recorded a tax benefit of $18,868 and Spanish operations utilized a deferred tax benefit of $4,141. In the three months ended January 31, 2015, we recorded a deferred tax benefit of $66,318.  US operations recorded a tax benefit of $11,067 and Spanish operations recorded a tax benefit of $55,251.

Net Loss

Net loss in the three months ended January 31, 2016 totaled $35,730 (Spain incurred net income of $9,664) compared to a net loss of $148,548 ($128,876 Spain) in the three months ended January 31, 2015, a decrease of $112,818.

Liquidity and Capital Resources

We currently fund our operations through sales of our products and services and when necessary through sales of equity and debt securities.

At January 31, 2016, we had cash and cash equivalents of $1,437,974 compared to $840,777 at October 31, 2015. The increase of $597,197 is primarily attributable to cash generated from a private placement of the company’s common stock.

Cash Flows

Net cash used in operating activities amounted to $8,861 and $450,460 in the three months ended January 31, 2016 and 2015, respectively.

In the three months ended January 31, 2016 investing activities we used $59,210 for the development of our sensor and for the three months ended January 31, 2015, we used $1,505 for the acquisition of property and equipment.

In the three months ended January 31, 2016 and 2015 financing activities, we used $4,143 and $3,940, respectively in cash for principal payments on the mortgage incurred from the purchase of our office facility.  Additionally, in fiscal 2016 we received $670,000 in cash from the sale of 3,350,000 shares of common stock at $0.20 per share.

We believe that our cash on hand at January 31, 2016 and our revenue commitments will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future.

Contractual Obligations

The information to be reported under this item is not required of smaller reporting companies.

Off-Balance Sheet Arrangements

As of January 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2016.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of January 31, 2016.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of January 31, 2016.  Management’s assessment identified the following material weaknesses:

•

As of January 31, 2016, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission (the “SEC”).

•

As of January 31, 2016, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of January 31, 2016, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of January 31, 2016, there were no independent directors and no independent audit committee.

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

B-SCADA, INC.

Dated: March 14, 2016	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer