Form 10-Q
period 2016-04-30
B-Scada, Inc.
filed 2016-06-14
CIK 1341878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2016
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

_____________

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

The number of shares of the issuer’s common equity outstanding as of June 14, 2016 was 3,059,341 shares of common stock, par value $.0001.

B-SCADA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

B-SCADA, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$1,090,461	$840,777
Accounts Receivable - Net	179,278	58,943
Accrued Revenue	89,288	217,050
Inventory	--	219
IVA Tax Receivable - Net	21,058	29,197
Prepaid Expenses and Other Current Assets	117,350	34,334
Total Current Assets	1,497,435	1,180,520

Property and Equipment - Net	216,157	225,165

Other Assets
Intangible Assets	479,937	314,735
Deferred Income Tax	1,098,234	1,061,824
Security Deposits	1,557	1,555
Total Other Assets	1,579,728	1,378,114

Total Assets	$3,293,320	$2,783,799

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$113,606	$52,914
Accrued Liabilities	95,360	155,678
Deferred Revenue	81,839	194,964
Mortgage Payable - Current	17,314	16,887
Total Current Liabilities	308,119	420,443

Long Term Liabilities
Mortgage Payable - Less Current Portion	76,775	85,540

Total Liabilities	384,894	505,983

Stockholders’ Equity
Preferred Stock, $0.0001 Par Value, 5,000,000 Shares Authorized and Unissued	--	--
Common Stock, $0.0001 Par Value; 100,000,000 Shares Authorized; Shares Issued and Outstanding, 3,059,341 at April 30, 2016 and 2,724,341 October 31, 2015	3,059	2,724
Additional Paid in Capital	8,661,534	7,972,856
Accumulated Other Comprehensive Loss	(20,339)	(26,622)
Accumulated Deficit	(5,735,828)	(5,671,142)
Total Stockholders’ Equity	2,908,426	2,277,816

Total Liabilities and Stockholders’ Equity	$3,293,320	$2,783,799

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

[UNAUDITED]

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

Revenues
Technology Licensing and Support	$193,498	$418,838	$504,503	$824,251
Commercial Software	186,860	85,212	280,037	175,943
Total Revenues	380,358	504,050	784,540	1,000,194

Operating Expenses
Technology Licensing and Support	--	32,646	--	73,526
Commercial Software	165,207	146,056	289,484	277,200
Sales and Marketing	77,202	136,043	164,228	281,352
Research and Development	36,454	24,474	88,693	50,603
General and Administrative	146,944	242,178	331,919	604,548
Depreciation and Amortization	4,262	4,308	9,539	8,650
Total Operating Expenses	430,069	585,705	883,863	1,295,879

Operating Loss	(49,711)	(81,655)	(99,323)	(295,685)

Other Income (Expenses)
Interest Income	294	600	712	1,228
Interest Expense	(1,222)	(1,500)	(2,485)	(2,964)
Total Other Income (Expenses) - Net	(928)	(900)	(1,773)	(1,736)

Loss Before Income Taxes	(50,639)	(82,555)	(101,096)	(297,421)

Benefit from Income Taxes	(21,683)	(12,703)	(36,410)	(79,021)

Net Loss	(28,956)	(69,852)	(64,686)	(218,400)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	7,080	(14,885)	6,283	(17,883)

Comprehensive Loss	$(21,876)	$(84,737)	$(58,403)	$(236,283)

Basic and Diluted Loss Per Common Share
	$(0.01)	$(0.03)	$(0.02)	$(0.08)
Weighted-Average Common Shares Outstanding - Basic and Diluted Earnings Loss Per Share	3,059,341	2,724,341	2,923,924	2,724,341

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[UNAUDITED]

	For the Six Months Ended
	April 30,
	2016	2015

Operating Activities
Net Loss	$(64,686)	$(218,400)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Deferred Income Tax Benefit	(36,410)	(79,021)
Depreciation and Amortization	9,539	8,650
Stock-Based Compensation	19,013	46,067

Changes in Assets and Liabilities:
Accounts Receivable	(120,335)	125,237
Accrued Revenue	127,762	50,984
Inventory	219	--
Deferred Revenue	(113,125)	160,302
IVA Tax Receivable-Net	8,139	(28,408)
Prepaid Expenses and Other Current Assets	(83,016)	157,090
Security Deposits	(2)	(55)
Accounts Payable and Accrued Liabilities	372	4,202
Net Cash (Used for) Provided by Operating Activities	(252,530)	226,648

Investing Activities
Acquisition of Intangible Asset	(165,202)	--
Acquisition of Property and Equipment	--	(2,868)
Net Cash Used for Investing Activities	(165,202)	(2,868)

Financing Activities
Payment of Mortgage Payable	(8,338)	(7,926)
Proceeds from Sale of Common Stock	670,000	--
Net Cash Provided by (Used for) in Financing Activities	661,662	(7,926)

Foreign Currency Translation Effect	5,754	(17,883)

Change in Cash and Cash Equivalents	249,684	197,971

Cash and Cash Equivalents - Beginning of Period	840,777	1,144,915

Cash and Cash Equivalents - End of Period	$1,090,461	$1,342,886

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,773	$2,964
Income Taxes	$--	$--

See the accompanying notes to consolidated financial statements.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2016

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

Unaudited Interim Statements - The accompanying unaudited interim consolidated financial statements as of April 30, 2016, and for the six months ended April 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of April 30, 2016 and the consolidated results of operations for the three and six months ended April 30, 2016 and 2015 and cash flows for the six months ended April 30, 2016 and 2015.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2015 Annual Report on Form 10-K. The consolidated results of operations for the six months ended April 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2016

(2)  Summary of Significant Accounting Policies (continued)

We maintain our cash and cash equivalents in accounts with major financial institutions in the form of demand deposits.  Deposits in these banks may exceed the amounts of  insurance provided on such deposits.  At April 30, 2016, we had approximately $553,000 in cash in one financial institution in excess of the $250,000 FDIC insured limit. At October 31, 2015, we had approximately $167,000 and $60,000, respectively, in cash in two financial institutions in excess of the $250,000 FDIC insured limit.

Concentrations of credit risk with respect to trade accounts receivable are limited.  We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts.  As of April 30, 2016 and October 31, 2015, based on this assessment, management established an allowance for doubtful accounts of approximately $750. Management believes that accounts receivable credit risk exposure is limited.

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

Reclassification - The Fiscal 2015 statement of operations and comprehensive loss has been reclassified to conform to the presentation used in the April 30, 2016 financial statements.

Subsequent Events - The Company evaluated subsequent events, which are events or transactions that occurred after April 30, 2016 through the date of the issuance of the accompanying consolidated financial statements.

(3)  Intangible Assets

During 2015, the Company signed an agreement with an electronics manufacturing firm for the development of a sensor radio design prototype. For the six months ended April 30, 2016, there was approximately $165,000 capitalized as an intangible asset related to the development of this prototype. The total amount capitalized at April 30, 2016 was approximately $365,000. The intangible asset will be amortized over an estimated 3-year life when completed.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2016

(4)  New Authoritative Accounting Guidance

In February 2016, the FASB completed its Leases project by issuing Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842).  The new guidance establishes the principles to report transparent and information that faithfully represents the economics about the assets and liabilities that arise from leases.  As a result, the effective date will be the first quarter of our fiscal year ending October 31, 2019. We have not determined the potential effects on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Shared-Based Payment Accounting” (Topic 718).  The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Some of the amendendments in ASU 2016-09 apply only to nonpublic entities. We have not determined the potential effects on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers” (Topic 606). This ASU is based on when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent).  An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. ASC 606 includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer.  ASU 2016-08 clarifies the implementation guidance related to principal versus agent considerations and adds illustrative examples to assist in the application of the guidance.  We have not determined the potential effects on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (Topic 606).  This ASU addresses implementation issues identified under ASC Topic 606 by the FASB-IASB Joint Transition Resource Group for Revenue Recognition (“TRG”).  Specifically, implementation questions submitted to the TRG informed the FASB about certain implementation issues in ASC Topic 606 guidance on identifying performance obligations and licensing. We have not determined the potential effects on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740), which revises the balance sheet classification of deferred taxes. Currently, entities are required to separate deferred tax assets and liabilities into current and noncurrent amounts on the balance sheet. ASU No. 2015-17 requires that deferred tax assets and liabilities be classified as all noncurrent on the balance sheet. The amendments in the ASU may be applied either retrospectively or prospectively. The effective date will be the first quarter of our fiscal year ended October 31, 2018. We have elected to prospectively apply the guidance in ASU No. 2015-17 effective with our fiscal quarter ended October 31, 2015.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers” (Topic 606), which defers the effective date of ASU No. 2014-09 by one year. As a result, the effective date will now be the first quarter of our fiscal year ended October 31, 2019. We have not determined the potential effects on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The amendments in the ASU will be applied using one of two retrospective methods. The effective date will be the first quarter of our fiscal year ended October 31, 2018.  We have not determined the potential effects on our consolidated financial statements.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2016

(4)  New Authoritative Accounting Guidance (continued)

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

(4)  Stockholders’ Equity

On April 13, 2016, B-Scada, Inc. (the “Company”) filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding Common Stock at an exchange ratio of 1-for-10, effective at 5:00 p.m. EDT on April 29, 2016.  As a result of the Reverse Stock Split, each ten shares of the Company’s Common Stock owned by a stockholder was automatically combined into one new share of Common Stock, with any fractional shares that would otherwise be issuable as a result of the Reverse Stock Split rounded up to the next largest whole share.  The Reverse Stock Split applied to all shares of the Company’s Common Stock issued and outstanding, all treasury shares, and all vested or unvested options to purchase Common Stock of the Company.  As a result of the Reverse Stock Split, the total number of shares of Common Stock outstanding was reduced and is reflected in the accompanying consolidated financial statements retroactively for all periods presented.   The number of authorized shares of Common Stock was not reduced in connection with the Reverse Stock Split and remains the same.

On January 6, 2016, effective as of January 11, 2016, we entered into a new Stock Purchase Agreement with Yorkmont pursuant to which Yorkmont purchased 335,000 shares of our common stock for an aggregate purchase price of $670,000 ($2.00 per share). In the Stock Purchase Agreement, the parties made to each other certain customary representations concerning themselves and the validity and enforceability of the agreement.

(5)  Commitments and Contingencies

Leases

B-Scada Spain subleases office space in Spain from an entity related to the two principal employees in Spain. The lease is for a term of five years commencing November 1, 2014 with annual renewal options thereafter. Base rent is $1,156 (Euro 1,050) per month for the first fourteen months after which it increases to $1,387 (Euro 1,260) per month for the remainder of the term. There is an annual escalation based on the Spanish National General Index of Consumer Prices and we are responsible for the related costs, such as, taxes, utilities and maintenance. Rent expense amounted to $7,727 (Euro 7,019) for the six months ended April 30, 2016. Future lease commitments through the twelve months ended April 30 are as follows: 2017 - $16,644; 2018 - $16,644; 2019 - $16,644; 2020 - $8,322.

Compensation Agreements

In connection with the formation of B-Scada Spain, we entered into agreements with two individuals and a related entity in Spain to establish and maintain our Spanish office and for employment services. In October 2014, we made an advance payment of approximately $182,000 for services related to the establishment of our office in Spain. Such services included, among other necessary services, securing and setting up the office location, interviewing and hiring qualified personnel and translating technical documents, marketing materials, web site, etc. These services were completed in the first quarter of fiscal 2015 and at such time this amount was expensed.  Contingent upon continued employment, the two individuals will each be paid 12.5% (25% in total) of the annual net profit of B-Scada Spain, calculated at each fiscal year end, until a total of US $175,000 (US $350,000 in total) has been paid at which time payments will cease.  No payment was required to be made for the year ended October 31, 2015 and no amount has been accrued for the six months ended April 30, 2016.

B-SCADA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

APRIL 30, 2016

(5)  Commitments and Contingencies (continued)

We also entered into employment agreements with the two individuals effective November 1, 2014. The agreements provide for annual salaries of Euro 42,615 (approximately US $46,900) and Euro 30,000 (approximately US $33,000), respectively, and commissions as defined in our sales commission policy, among other customary terms, such as, vacation pay and qualified expense reimbursements. The agreements are on an ongoing basis unless terminated by either us or the employee, as defined in the agreements. The agreements also provide that if the employee is terminated due to redundancy (layoff), in addition to being paid any unused vacation pay, the employee, if employed for at least one full year, will receive redundancy pay equal to 45 days for each year of employment, not to exceed 42 months of equivalent salary. Both the unused vacation pay and redundancy pay are payable at the employee’s then applicable base salary.

(6)  Significant Customers

For the six months ending April 30, 2016 four customers have generated 25%, 14%, 9%, and 8% of our revenues.  One such customer accounted for 93% of our accrued revenue at April 30, 2016.  For the six months ending April 30, 2015 three customers have generated 36%, 21%, and 14% of our revenue.  One such customer accounted for 5% of our accrued revenue at April 30, 2015.

(7)  Subsequent Events

Effective May 3, 2016, the Board of Directors granted three new non-qualified stock option agreements and terminated and cancelled one option to purchase 250,000 shares of stock at $.48 per share dated February 11, 2015.  Two of the non-qualified options grant the Optionee the right to purchase an aggregate of 5,000 shares of our common stock at an exercise price of $1.30 per share.  The option vests as follows:  1,333 shares immediately; 1,334 shares on May 3, 2017; 1,333 shares on May 3, 2018.  The third non-qualified option grant the Optionee the right to purchase an aggregate of 25,000 shares of our common stock at an exercise price of $1.50 per share.  The option vests as follows:  16,667 shares immediately; 8,333 shares on February 11, 2017.

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

Product Description

Our Status product line falls into the category of SCADA or HMI software. In addition, our technology is hosted providing an Internet of Things (IoT) platform for monitoring of industrial and commercial data.

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

Results of Operations

Comparison of the Three Months Ended April 30, 2016 and 2015

The following tables set forth, for the periods indicated, certain items from the consolidated statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

	For the three months ended April 30,
	2016		2015
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues
Technology licensing and support	$193,498	51%	$418,838	83%
Commercial software	186,860	49%	85,212	17%
Total revenues	$380,358	100%	$504,050	100%

Operating expenses:
Technology licensing and support	$--	-%	$32,646	6%
Commercial software	$165,207	43%	$146,056	29%
Sales and marketing	$77,202	20%	$136,043	27%
Research and development	$36,454	10%	$24,474	5%
General and administrative	$146,944	39%	$242,178	48%
Depreciation and amortization	$4,262	1%	$4,308	--%

Interest expense	$1,222	--%	$1,500	--%
Benefit from income taxes	$(21,683)	(6)%	$(12,703)	(3)%

Net loss	$(28,956)	(8)%	$(69,852)	(14)%

Basic and Diluted loss per common share	$(0.01)		$(0.01)

Revenues

Our revenues for the three months ended April 30, 2016 amounted to $380,358 compared to six months ended 2015 revenues of $504,050, a decrease of $123,692 (25%). The primary decline in revenue is due to losses in the petrochemical sector which has been well documented in previous quarters. In fiscal 2016, we had a decrease in technology licensing revenues $225,340 which was offset by an increase in commercial software revenues of $101,648. The growth in software revenues is due to the increase in our cloud based offerings and increased sales from our system integrators.

Operating Expenses

Technology licensing and support costs consist of payroll and related expenses. Technology licensing and support costs amounted to $0 in the three months ended April 30, 2016 compared to $32,646 in the three months ended April 30, 2015, a decrease of $32,646 (100%). The decrease was due to the loss of a license in the petrochemical sector.

As a percentage of technology licensing and support revenues the related costs decreased to 0% in fiscal 2016 as compared to 8% of such revenues in fiscal 2015. The decrease to zero was due to the loss in the petrochemical sector for technology license support.

Commercial software costs consist primarily of payroll and related expenses. Commercial software costs amounted to $165,207 in the three months ended April 30, 2016 compared to $146,056 in the three months ended April 30, 2015 an increase of $19,151 (13%).

Commercial software costs were 88% of commercial software revenues in fiscal 2016 and 171% in fiscal 2015. Overall these costs represented 49% of fiscal 2016 revenues compared to 17% of fiscal 2015 revenues.  The 32% increase was due to shifting of staff from Technology Licensing and Support to Commercial software.

Sales and marketing costs have decreased to $77,202 in the three months ended April 30, 2016 from $136,043 in the three months ended April 30, 2015, a decrease of $58,841 (43%). Payroll and related costs decreased to $60,291 ($9,303 Spain) from $72,354 ($10,411 Spain) and advertising, marketing and trade shows decreased to $16,911 from $63,689. This decrease was a result due to marketing budgets cuts and staff reductions.

Research and development costs increased to $36,454 in the three months ended April 30, 2016 from $24,474 in the three months ended April 30, 2015, an increase of $11,980 (49%). Research and development, payroll and related costs will continue to increase as we continuously work on our production of sensors.

General and administrative costs decreased to $146,944 in the three months ended April 30, 2016 from $242,178 in the three months ended April 30, 2015, a decrease of $95,234 (39%). The decrease was primarily related to decreases in payroll and related costs which decreased to $76,415 ($13,847 Spain) from $101,569, a result of payroll and related staff reductions.

Interest and Debt Costs

Interest expense decreased to $1,222 in the three months ended April 30, 2016 from $1,500 in the three months ended April 30, 2015, a decrease of $278 (19%).  Interest expense relates to the mortgage on our office building which was purchased in April 2014.

Income Tax Benefit

In the three months ended April 30, 2016, we recorded a deferred income tax benefit of $21,683. US operations recorded a tax benefit of $25,431 and Spanish operations utilized a deferred tax benefit of $3,748. In the three months ended April 30, 2015, we recorded a deferred tax benefit of $12,703.  US operations recorded a tax benefit of $2,479 and Spanish operations recorded a tax benefit of $10,224.

Net Income (Loss)

Net loss in the three months ended April 30, 2016 totaled $28,956 (Spain incurred net income of $16,609) compared to net loss of $69,852 (Spain incurred net loss of $33,335) in the three months ended April 30, 2015, a decrease of $40,896.

Results of Operations

Comparison of the Six Months Ended April 30, 2016 and 2015

The following tables set forth, for the periods indicated, certain items from the consolidated statements of operations along with a comparative analysis of ratios of costs and expenses to revenues.

	For the six months ended April 30,
	2016		2015
	(Unaudited)		(Unaudited)
		% of		% of
	Amounts	Revenues	Amounts	Revenues

Revenues
Technology licensing and support	$504,503	64%	$824,251	82%
Commercial software	280,037	36%	175,943	18%
Total revenues	$784,540	100%	$1,000,194	100%

Operating expenses:
Technology licensing and support	$--	--%	$73,526	7%
Commercial software	$289,484	37%	$277,200	28%
Sales and marketing	$164,228	21%	$281,352	28%
Research and development	$88,693	11%	$50,603	5%
General and administrative	$331,919	42%	$604,548	60%
Depreciation and amortization	$9,539	1%	$8,560	--%

Interest expense	$2,485	--%	$2,964	--%
Benefit from income taxes	$(36,140)	(5)%	$(79,021)	(8)%

Net income (loss)	$(64,686)	(8)%	$(218,400)	(22)%

Basic and Diluted per loss common share	$(0.02)		$(0.01)

Revenues

Our revenues for the six months ended April 30, 2016 amounted to $784,540 compared to six months ended 2015 revenues of $1,000,194, a decrease of $215,654 (22%). In fiscal 2016, we had decreases in technology licensing, development, and support revenues of $319,748. These decreases were primarily from our petrochemical customers.

Commercial software revenues increased $104,094 to $280,037 during the same period. This increase is due to increases in sales of our cloud based services which are now generating recurring revenue in a SaaS model and increased activity in our sale channel.

Our line of wireless sensors is in final testing and will be launched at the National Sensors Expo and Conference June 21-23, 2016 at the McEnery Convention Center, San Jose, CA.

Operating Expenses

Technology licensing and support payroll amounted to $0 in the six months ended April 30, 2016 compared to $73,526 in the six months ended April 30, 2015 a decrease of $73,526 (100%). Commercial software costs amounted to $289,484 in the six months ended April 30, 2016 compared to $277,200 in the six months ended April 30, 2015 an increase of $12,284 (4%). This increase in costs result from shifting of labor from technology licensing and support and reduction of staff.

As a percentage of technology licensing and support revenues the related costs decreased to 0% in fiscal 2016 as compared to 7% of such revenues in fiscal 2015. Commercial software costs were 103% of commercial software revenues in fiscal 2016 compared to 156% in fiscal 2015. This was a result of the decreased costs, as discussed above, and the decrease in such revenues in fiscal 2016. Overall these costs represented 37% of fiscal 2016 revenues compared to 28% of fiscal 2015 revenues.

Sales and marketing costs have decreased to $164,228 in the six months ended April 30, 2016 from $281,352 in the six months ended April 30, 2015, a decrease of $117,124 (42%). Payroll and related costs decreased to $125,502 ($17,430 Spain) from $152,465 ($22,863 Spain) and advertising, marketing and trade shows decreased to $38,726 from $128,887.  This decrease was a result due to marketing budgets cuts and staff reductions.

Research and development costs increased to $88,693 in the six months ended April 30, 2016 from $50,603 in the six months ended April 30, 2015, an increase of $38,080 (75%). Payroll and related costs increased from fiscal 2015 because during that period we continued to work on our production of sensors.

General and administrative costs decreased to $331,919 in the six months ended April 30, 2016 from $604,548 in the six months ended April 30, 2015, a decrease of $272,629 (45%). The decrease was related to payroll and related costs, which decreased to $168,016 ($26,252 Spain) from $242,722 ($41,277 Spain), a result of staff reductions, and a one-time charge related to the establishment of our office in Spain of approximately $138,000. There was also decreases accounting, consulting and legal fees by $38,321 as well as office supplies and equipment of $9,400 and repairs and maintenance for city sewer line connection for $10,400.

Interest and Debt Costs

Interest expense increased to $2,485 in the six months ended April 30, 2016 from $2,964 in the six months ended April 30, 2015, a decrease of $479 (16%). Interest expense relates to the mortgage on our office building which was purchased in April 2014.

Income Tax Benefit

In the six months ended April 30, 2016, we recorded a deferred income tax benefit of $36,140. US operations recorded a tax benefit of $44,300 and Spanish operations utilized a deferred tax benefit of $7,890. In the six months ended April 30, 2015, we recorded a deferred tax benefit of $79,021, of which $9,483 related to US operations and $69,538 related to Spanish operations.

Net Loss

Net loss in the six months ended April 30, 2016 totaled $64,686 (Spain incurred net income of $26,273) compared to net loss of $218,400 (Spain incurred net loss of $162,211) in the six months ended April 30, 2015, a decrease of $153,714.

Liquidity and Capital Resources

We currently fund our operations through sales of our products and services and when necessary through sales of equity and debt securities.

At April 30, 2016, we had cash and cash equivalents of $1,090,491 compared to $840,777 at October 31, 2015. The increase of $249,714 is primarily attributable to cash generated from a private placement of the company’s common stock.

Cash Flows

Net cash used in operating activities amounted to $252,530 in the six months ended April 30, 2016 compared to net cash provided by operating activities of $226,648 in the six months ended April 30, 2015. Net cash from operations decreased $479,178 primarily due to the cancellation of a $400,000 technology license agreement related to the petrochemical industry.

In the six months ended April 30, 2016 investing activities we used $165,202 for the development of our sensor and for the six months ended April 30, 2015, we used $2,868 for the acquisition of property and equipment.

In the six months ended April 30, 2016 and 2015 financing activities, we used $8,338 and $7,926, respectively in cash for principal payments on the mortgage incurred from the purchase of our office facility.  Additionally, in fiscal 2016 we received $670,000 in cash from the sale of 3,350,000 shares of common stock at $0.20 per share.

We believe that our cash on hand at April 30, 2016 and our revenue commitments will be sufficient to fund our operations for at least the next 12 months. We have signed significant licensing agreements and continue to market our products and services in accordance with our strategic business plan. There is no assurance that the income generated from these and future agreements will meet our working capital requirements, or that we will be able to sign significant agreements in the future.

Contractual Obligations

The information to be reported under this item is not required of smaller reporting companies.

Off-Balance Sheet Arrangements

As of April 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In February 2016, the FASB completed its Leases project by issuing Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842).  The new guidance establishes the principles to report transparent and information that faithfully represents the economics about the assets and liabilities that arise from leases.  As a result, the effective date will be the first quarter of our fiscal year ending October 31, 2019. We have not determined the potential effects on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Shared-Based Payment Accounting” (Topic 718).  The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Some of the amendendments in ASU 2016-09 apply only to nonpublic entities. We have not determined the potential effects on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers” (Topic 606). This ASU is based on when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent).  An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. ASC 606 includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer.  ASU 2016-08 clarifies the implementation guidance related to principal versus agent considerations and adds illustrative examples to assist in the application of the guidance.  We have not determined the potential effects on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (Topic 606).  This ASU addresses implementation issues identified under ASC Topic 606 by the FASB-IASB Joint Transition Resource Group for Revenue Recognition (“TRG”).  Specifically, implementation questions submitted to the TRG informed the FASB about certain implementation issues in ASC Topic 606 guidance on identifying performance obligations and licensing. We have not determined the potential effects on our consolidated financial statements.

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

Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2016.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of April 30, 2016.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of April 30, 2016.  Management’s assessment identified the following material weaknesses:

•

As of April 30, 2016, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission (the “SEC”).

•

As of April 30, 2016, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of April 30, 2016, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•

As of April 30, 2016, there were no independent directors and no independent audit committee.

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

PART II.  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On January 6, 2016, effective as of January 11, 2016, we entered into a new Stock Purchase Agreement with Yorkmont pursuant to which Yorkmont purchased 35,000 shares of our common stock for an aggregate purchase price of $670,000 ($2.00 per share).

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

B-SCADA, INC.

Dated: June 14, 2016	By:	/s/ Allen Ronald DeSerranno
Allen Ronald DeSerranno Chief Executive Officer